Form 10-Q
period 2021-03-31
Ares Acquisition Corp
filed 2021-05-17
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-39972
ARES ACQUISITION CORPORATION
(Exact name of Registrant as specified in its charter)

Cayman Islands	001-39972	98-1538872
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
245 Park Avenue, 44th Floor, New York, NY 10167
(Address of principal executive office) (Zip Code)
(310) 201-4100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one fifth of one redeemable warrant	AAC.U	New York Stock Exchange
Class A Ordinary Shares included as part of the units	AAC	New York Stock Exchange
Redeemable warrants, included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	AAC WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of May 12, 2021, 100,000,000 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements	1
Condensed Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020	1
Condensed Statements of Operations for the three months ending March 31, 2021 and for the period from January 24, 2020 (inception) through March 31, 2020	2
Condensed Statements of Changes in Equity for the three months ending March 31, 2021 and for the period from January 24, 2020 (inception) through March 31, 2020	3
Condensed Statements of Cash Flows for the three months ending March 31, 2021 and for the period from January 24, 2020 (inception) through March 31, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls And Procedures	24
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosure	26
Item 5. Other Information	27
Item 6. Exhibits	27
Signatures	28

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

ARES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	As of March 31,	As of December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$1,190,693	$—
Prepaid expenses	925,360	—
Deferred offering costs	—	523,475
Total current assets	2,116,053	523,475
Investments held in Trust Account	1,000,040,379	—
Total assets	$1,002,156,432	$523,475

Liabilities and shareholders’ equity
Current liabilities
Accrued expenses	$164,076	$364,935
Accrued expenses - related party	27,435	—
Promissory note - related party	—	147,385
Total current liabilities	191,511	512,320
Warrant liabilities(1)	31,040,535	—
Deferred underwriting commissions	35,000,000	—
Total liabilities	66,232,046	512,320

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 93,092,438 and 0 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	930,924,380	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 6,907,562 and 0 shares issued and outstanding (excluding 93,092,438 and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	691	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020(2)	2,500	2,500
Additional paid-in capital	(15,369,844)	22,500
Retained earnings (accumulated deficit)	20,366,659	(13,845)
Total shareholders’ equity	5,000,006	11,155
Total Liabilities and Shareholders’ Equity	$1,002,156,432	$523,475

(1) In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants, the Company is restating its previously issued balance sheet dated February 4, 2021, filed on Form 8-K on February 10, 2021, in this Quarterly Report. The impact to the balance sheet resulted in a $55.4 million increase to the warrant liabilities line item and offsetting decrease to the Class A ordinary shares subject to possible redemption line item as of February 4, 2021 (see Note 2). Prospectively, the Company will adjust the instruments to fair value at each reporting period and the liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.

(2) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of December 31, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 5.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2021	For the period from January 24, 2020 (inception) through March 31, 2020
General and administrative expenses	$2,352,640	$112,317
Loss from operations	(2,352,640)	(112,317)
Other income (expense):
Investment income earned on investment held in Trust Account	40,379	—
Offering costs associated with warrants recorded as liabilities	(1,674,648)	—
Change in fair value of warrant liabilities	24,367,413	—
Total other income	22,733,144	—
Net income (loss)	$20,380,504	$(112,317)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	100,000,000	—
Basic and diluted net income per share, Class A	$0.00	—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,000,000	—
Basic and diluted net income per share, Class B	$0.81	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	For the three months ended March 31, 2021
	Ordinary Shares				Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2020(1)	—	—	25,000,000	$2,500	$22,500	$(13,845)	$11,155
Sale of Units in initial public offering, net of underwriter commissions, offering expenses and fair value of warrants	100,000,000	10,000	—	—	915,522,727	—	915,532,727
Shares subject to possible redemption	(93,092,438)	(9,309)	—	—	(930,915,071)	—	(930,924,380)
Net income	—	—	—	—	—	20,380,504	20,380,504
Balance at March 31, 2021	6,907,562	$691	25,000,000	$2,500	$(15,369,844)	$20,366,659	$5,000,006

	For the period from January 24, 2020 (inception) through March 31, 2020
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at January 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(112,317)	(112,317)
Balance at March 31, 2020	—	$—	—	$—	$—	$(112,317)	$(112,317)

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of December 31, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 5.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31, 2021	For the period from January 24, 2020 (inception) through March 31, 2020
Cash flows from operating activities:
Net income (loss)	$20,380,504	$(112,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(40,379)	—
Offering costs associated with warrants recorded as liabilities	1,674,648	—
Change in fair value of warrant liabilities	(24,367,413)	—
Compensation expense associated with sale of Private Placement Warrants	2,146,129	—
Changes in operating assets and liabilities
Prepaid expenses	(925,360)	—
Accrued expenses	75,155	112,317
Accrued expenses - related party	12,500	—
Net cash used in operating activities	(1,044,216)	—

Cash flows from investing activities:
Cash deposited in Trust Account	(1,000,000,000)	—
Net cash used in investment activities	(1,000,000,000)	—

Cash flows from financing activities:
Proceeds received from initial public offering, gross	1,000,000,000	—
Proceeds received from sale of private placement warrants	23,000,000	—
Payment of underwriter commissions	(20,000,000)	—
Payment of offering costs	(765,091)	—
Net cash provided by financing activities	1,002,234,909	—

Net change in cash	1,190,693	—
Cash – beginning of period	—	—
Cash – end of period	$1,190,693	$—

Supplemental disclosure of non-cash activities
Accrued offering costs charged to additional paid-in capital	$103,855	$—
Deferred underwriter’s commissions charged to additional paid-in capital in connection with the initial public offering	$35,000,000	$—
Initial classification of Class A ordinary shares subject to possible redemption	$906,835,122	$—
Change in value of Class A ordinary shares subject to possible redemption	$24,089,258	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION

Ares Acquisition Corporation (the “Company”) was incorporated in Cayman Islands on January 24, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular or geographic region for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated its Initial Public Offering of 100,000,000 (the “Units” and, with respect to the shares Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 13,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 4, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions (see Note 6). Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,333,333 warrants (the “Private Placement Warrants”), including 1,733,333 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $23.0 million, in a private placement to the Sponsor (see Note 5).

Upon the closing of the Initial Public Offering and the Private Placement, $1.0 billion ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct conversion pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from converting its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The initial shareholders have agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (ii) not to propose an amendment to (a) modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by the Combination Period (as defined below) or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has until February 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less $100,000 of interest to pay dissolution expenses), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all material vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 and for the period January 24, 2020 (inception) through March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 10, 2021 and February 3, 2021, respectively

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonable possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.2 million in its operating bank account and investments held in the Trust Account of $1.0 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on February 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on February 4, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet based on the application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on February 4, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of February 4, 2021 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for the Public and Private Placement warrants to purchase common stock (collectively the “Warrants”) and should no longer be relied upon. As such, the Company is restating its financial statements for that affected period included in this Quarterly Report.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Impact of the Restatement

The impact of the restatement on the balance sheet for the Affected Period is presented below.

	As of February 4, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$1,002,711,615	$—	$1,002,711,615
Liabilities and shareholders’ equity
Total current liabilities	468,536	—	468,536
Warrant liabilities	—	55,407,948	55,407,948
Deferred underwriting commissions	35,000,000	—	35,000,000
Total liabilities	35,468,536	55,407,948	90,876,484
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	962,243,070	(55,407,948)	$906,835,122
Shareholders’ Equity
Preference $0.0001 shares, par value	—	—	—
Class A ordinary shares, $0.0001 par value	378	554	932
Class B ordinary shares, $0.0001 par value	2,501	—	2,501
Additional paid-in capital	5,010,975	3,814,155	8,825,130
Accumulated deficit	(13,845)	(3,814,709)	(3,828,554)
Total shareholders’ equity	5,000,009	—	5,000,009
Total Liabilities and Shareholders’ Equity	$1,002,711,615	$—	$1,002,711,615
3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, accrued expenses related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between stockholders’ equity and expense. The portion of offering costs allocated to the Class A ordinary shares has been charged to shareholders’ equity. The portion of offering costs allocated to the Public Warrants has been charged to expense. Offering costs totaled $55.9 million (consisting of $20.0 million of underwriting fees, $35.0 million of deferred underwriting fees and $0.9 million of other offering costs), of which $1.7 million was charged to expense and $54.2 million was charged to shareholders’ equity upon completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 93,092,438 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. At December 31, 2020, there were no Class A ordinary shares subject to possible redemption.

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 35,333,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the investment income earned on investments held in Trust Account for the period from January 1, 2021 through March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. For the period January 24, 2020 (inception) through March 31, 2020, the Company did not have any Class A and Class B ordinary shares outstanding.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement has been estimated using an option pricing model at each measurement date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. INITIAL PUBLIC OFFERING

On February 4, 2021, the Company consummated its Initial Public Offering of its 100,000,000 Units, including 13,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions (see Note 6).

5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 5, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. On January 13, 2021, the Sponsor transferred 50,000 Founder Shares to each of the Company’s independent directors. These 150,000 Founder Shares shall not be subject to forfeiture in the event the underwriters’ over-allotment is not exercised. The Sponsor had agreed to forfeit up to 3,262,500 Founder Shares to the extent that the underwriters’ over-allotment option is not exercised in full so that the Founder Shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Through February 4, 2021, the Company effectuated share recapitalizations resulting in the Sponsor (and its permitted transferees) holding an aggregate of 25,012,500 Founder Shares. On February 4, 2021, the underwriters partially exercised their over-allotment option; thus, 12,500 shares of Class B ordinary shares were forfeited. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 6.

The initial shareholders agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) subsequent to the consummation of a Business Combination, (a) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (b) subsequent to a Business Combination, the date on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note

On June 5, 2020, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering, which was amended and restated on December 31, 2020 (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and payable upon the completion of the Initial Public Offering. The Company had borrowed $278,085 under the Promissory Note and fully repaid the Promissory Note on February 4, 2021.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 15,333,333 Private Placement Warrants, including 1,733,333 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $23.0 million, in a private placement to the Sponsor. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on the date of the prospectus, to pay an affiliate of the Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities and secretarial support. This arrangement will terminate upon completion of a Business Combination or the distribution of the trust account to the public shareholders. The Company incurred $33,334 in expenses in connection with such services during the period from February 4, 2021 through March 31, 2021 as reflected in the accompanying condensed statements of operations. As of March 31, 2021 and December 31, 2020, the Company had no outstanding balance in accrued expenses - related party in connection with such services as reflected in the accompanying condensed balance sheets.

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (and the Class A ordinary shares underlying such Private Placement Warrants) and Private Placement Warrants that may be issued upon conversion of Working Capital Loans were entitled to registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders were entitled to “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 13,050,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less the underwriting discounts and commissions. On February 4, 2021, the underwriters partially exercised its over-allotment option for an additional 13,000,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $20.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or $35.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

7. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 6,907,562 shares issued and outstanding, excluding 93,092,438 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each common share. On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of December 31, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 5. At March 31, 2021 and December 31, 2020, there were 25,000,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective within 60 days after such closing, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Once the warrants become exercisable, the Company may redeem the Public Warrants:

• in whole and not in part;

• at a price of $0.01 per warrant;

• upon not less than 30 days’ prior written notice of redemption; and

• if, and only if, the reported last sale price of the Company’s Class A ordinary shares equals or exceeds     $18.00 per share for any 20 trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, assets held in the Trust Account were comprised of $1.0 billion in U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets, at fair value
Investments held in Trust Account:	$1,000,040,379	$—	$—
Liabilities, at fair value
Public Warrants	$17,500,000	$—	$—
Private Placement Warrants	$—	$—	$13,540,535

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ending March 31, 2021 other than the transfer of the Public Warrants from Level 3 to Level 1.

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statement of operations.

Initial and Subsequent Measurement – Public Warrants

The Company established the initial fair value for the Warrants on February 4, 2021, the date of the Company’s Initial Public Offering, using an option pricing model for the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary share and one-fifth of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The key inputs into the option pricing model for the Public Warrants were as follows at initial measurement:

As of February 4, 2021
Exercise price	$11.50
Stock price	$9.69
Term (in years)	5.00
Volatility	25.00%
Risk-free interest rate	0.75%
Dividend yield	—%
Probability of completing a Business Combination	99.00%
Discount for lack of marketability	0.999

On February 4, 2021, the Public Warrants were determined to be $1.51 per warrant for aggregate value of $30.3 million.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of March 31, 2021, the aggregate value of the Public Warrants was $17.5 million.

Initial and Subsequent Measurement– Private Placement Warrants

The fair value of the Private Placement Warrants was estimated using an option pricing model. The underlying assumptions in the option pricing model include the underlying share price, risk-free interest rate, estimated volatility and the expected term. The underlying share price is based on the trading common share price or implied from the unit price (before the common shares are trading separately), which consists of one ordinary share and one-fifth Public Warrant. The expected stock price volatility is based on (i) the observed volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrants and (ii) the implied volatility of the Public Warrants calculated using publicly observable prices. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the Private Placement Warrants as of the reporting period.

The fair value of the Private Placement Warrants was estimated at March 31, 2021 using the option pricing model and the following assumptions:

	As of March 31, 2021	As of February 4, 2021
Exercise price	$11.50	$11.50
Stock price	$9.90	$9.69
Term (in years)	5.00	5.00
Volatility	14.70%	25.00%
Risk-free interest rate	0.92%	0.75%
Dividend yield	—%	—%
Probability of completing a Business Combination	99.00%	99.00%
Discount for lack of marketability	0.999	0.999

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On February 4, 2021, the Private Placement Warrants were determined to be $1.64 per warrant for aggregate value of $25.1 million. The excess of fair value over the purchase price of $23.0 million was $2.1 million is treated as compensation expense associated with sale of Private Placement Warrants and recorded in general and administrative expenses.

The change in the fair value of the warrant liabilities for the three months ending March 31, 2021 is summarized as follows:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Initial measurement at February 4, 2021	$25,146,129	$30,261,819	$55,407,948
Change in fair value recognized in earnings	(11,605,594)	(12,761,819)	(24,367,413)
Fair value as of March 31, 2021	$13,540,535	$17,500,000	$31,040,535
Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $17.5 million during the period from February 4, 2021 through March 31, 2021.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

9. NET INCOME (LOSS) PER SHARE

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 35,333,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the investment income earned on investments held in Trust Account for the period from January 1, 2021 through March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. For the period January 24, 2020 (inception) through March 31, 2020, the Company did not have any Class A and Class B ordinary shares outstanding.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through May 17, 2021, the date the unaudited condensed financial statements are available for issuance, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company”, “our”, “us” or “we” refer to Ares Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (SEC) filings.

In this Quarterly Report of the Company on Form 10-Q for the three months ending March 31, 2021 and for the period from January 24, 2020 (inception) through March 31, 2020, we are restating our audited balance sheet as of February 4, 2021.

The restatement results from our prior accounting for our outstanding common stock purchase warrants issued in connection with our initial public offering in February 2021 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on February 4, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet based on the application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on February 4, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of February 4, 2021 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for the Public and Private Placement warrants to purchase common stock (collectively the “Warrants”) and should no longer be relied upon. The restatement is more fully described in Note 2 of the notes to the unaudited condensed financial statements included herein.

Overview

We are a blank check company incorporated on January 24, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The issuance of additional shares in a business combination:

•may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•may adversely affect prevailing market prices for our units, Class A ordinary shares or warrants; and

•may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

•default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•our inability to pay dividends on our Class A ordinary shares;

•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of March 31, 2021, we had approximately $1.2 million in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 1, 2021. On February 4, 2021, we consummated our Initial Public Offering of 100,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 13,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 15,333,333 warrants (the “Private Placement Warrants”), including 1,733,333 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $23.0 million, in a private placement to the Sponsor.

Upon the closing of the Initial Public Offering and the Private Placement, $1.0 billion ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination and (ii) the distribution of the Trust Account, as described below.

If we are unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or February 4, 2023 (the Combination Period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less $100,000 of interest to pay dissolution expenses), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

As a result of the restatement described in Note 2 of the notes to the unaudited condensed financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations.

For the three months ended March 31, 2021, we had net income of $20.4 million, which consisted of a change in the fair value of warrant liabilities of $24.4 million and investment income earned on investment held in Trust Account of $40,379, offset by offering costs of $1.7 million and general and administrative costs of $2.4 million. For the period from January 24, 2020 (inception) through March 31, 2020, we had net loss of $0.1 million, which relates to our formation costs.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.2 million in our operating bank account and working capital of approximately $1.9 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Promissory Note in full on February 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $16,667 for general and administrative services including office space, utilities and secretarial support. This arrangement will terminate upon completion of a Business Combination or the distribution of the trust account to the public shareholders.

The underwriters are entitled to a deferred fee of $35.0 million. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 93,092,438 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 35,333,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the investment income earned on investments held in Trust Account for the period from January 1, 2021 through March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. For the period January 24, 2020 (inception) through March 31, 2020, the Company did not have any Class A and Class B ordinary shares outstanding.

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement has been estimated using an option pricing model at each measurement date.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of this offering and the sale of the private placement warrants held in the trust account were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Repot, there have been no material changes from the risk factors previously disclosed in the Company’s final prospectus we filed with the SEC in connection with our Initial Public Offering on February 4, 2021, except for the below additional risks. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our
Warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants, and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging - Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the unaudited condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly financial results.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On June 5, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. On January 13, 2021, the Sponsor transferred 50,000 Founder Shares to each of the Company’s independent directors. These 150,000 Founder Shares shall not be subject to forfeiture in the event the underwriters’ over-allotment is not exercised. The Sponsor had agreed to forfeit up to 3,262,500 Founder Shares to the extent that the underwriters’ over-allotment option is not exercised in full so that the Founder Shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Through February 4, 2021, the Company effectuated share recapitalizations resulting in the Sponsor (and its permitted transferees) holding an aggregate of 25,012,500 Founder Shares. On February 4, 2021, the underwriters partially exercised their over-allotment option; thus, 12,500 shares of Class B ordinary shares were forfeited.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 15,333,333 Private Placement Warrants, including 1,733,333 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $23.0 million, in a private placement to the Sponsor. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of approximately $55.9 million (including deferred underwriting commissions of $35.0 million). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $1.0 billion of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Note applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES ACQUISITION CORPORATION

Dated: May 17, 2021	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman

Dated: May 17, 2021	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer