Form 10-Q
period 2021-06-30
Ares Acquisition Corp
filed 2021-08-16
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of August 11, 2021, 100,000,000 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements	1
Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and 2020, for the six months ended June 30, 2021 and for the period from January 24, 2020 (inception) through June 30, 2020	2
Unaudited Condensed Statements of Changes in Equity for the three months ended June 30, 2021 and 2020, for the six months ended June 30, 2021 and for the period from January 24, 2020 (inception) through June 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from January 24, 2020 (inception) through June 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls And Procedures	24
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosure	27
Item 5. Other Information	27
Item 6. Exhibits	28
Signatures	29

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

ARES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	As of June 30,	As of December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$1,051,031	$—
Prepaid expenses	801,885	—
Deferred offering costs	—	523,475
Total current assets	1,852,916	523,475
Investments held in Trust Account	1,000,057,155	—
Total assets	$1,001,910,071	$523,475
Liabilities and shareholders’ equity
Current liabilities
Accrued expenses	$296,494	$364,935
Promissory note - related party	—	147,385
Total current liabilities	296,494	512,320
Warrant liabilities	44,789,559	—
Deferred underwriting commissions	35,000,000	—
Total liabilities	80,086,053	512,320
Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 91,682,402 and 0 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	916,824,016	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 8,317,598 and 0 shares issued and outstanding (excluding 91,682,402 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	832	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020(1)	2,500	2,500
Additional paid-in capital	(1,319,742)	22,500
Retained earnings (accumulated deficit)	6,316,412	(13,845)
Total shareholders’ equity	5,000,002	11,155
Total liabilities and shareholders’ equity	$1,001,910,071	$523,475

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of December 31, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 4.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the period from January 24, 2020 (inception) through June 30, 2020

General and administrative expenses	$315,129	$(98,553)	$2,667,769	$13,764
Income (loss) from operations	(315,129)	98,553	(2,667,769)	(13,764)
Other income (expense):
Investment income earned on investment held in Trust Account	16,776	—	57,155	—
Offering costs associated with warrants recorded as liabilities	(2,870)	—	(1,677,518)	—
Change in fair value of warrant liabilities	(13,749,024)	—	10,618,389	—
Total other income (expense)	(13,735,118)	—	8,998,026	—
Net income (loss)	$(14,050,247)	$98,553	$6,330,257	$(13,764)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	100,000,000	—	100,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.00	—	$0.00	—
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.56)	$0.00	$0.25	$(0.00)

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of June 30, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 4.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	For the three and six months ended June 30, 2021
	Ordinary Shares				Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2020(1)	—	$—	25,000,000	$2,500	$22,500	$(13,845)	$11,155
Sale of Units in initial public offering, net of underwriter commissions, offering expenses and fair value of warrants	100,000,000	10,000	—	—	915,522,727	—	915,532,727
Shares subject to possible redemption	(93,092,438)	(9,309)	—	—	(930,915,071)	—	(930,924,380)
Net income	—	—	—	—	—	20,380,504	20,380,504
Balance at March 31, 2021 (unaudited)	6,907,562	691	25,000,000	2,500	(15,369,844)	20,366,659	5,000,006
Offering expenses	—	—	—	—	(50,121)	—	(50,121)
Change in shares subject to possible redemption	1,410,036	141	—	—	14,100,223	—	14,100,364
Net loss	—	—	—	—	—	(14,050,247)	(14,050,247)
Balance at June 30, 2021 (unaudited)	8,317,598	$832	25,000,000	$2,500	$(1,319,742)	$6,316,412	$5,000,002

	For the period from January 24, 2020 (inception) through June 30, 2020
	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at January 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(112,317)	(112,317)
Balance at March 31, 2020 (unaudited)	—	—	—	—	—	(112,317)	(112,317)
Issuance of Class B ordinary shares to Sponsor	—	—	25,000,000	2,500	22,500	—	25,000
Net income	—	—	—	—	—	98,553	98,553
Balance at June 30, 2020(1) (unaudited)	—	$—	25,000,000	$2,500	$22,500	$(13,764)	$11,236

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of June 30, 2020 and December 31, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 4.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2021	For the period from January 24, 2020 (inception) through June 30, 2020
Cash flows from operating activities:
Net income (loss)	$6,330,257	$(13,764)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(57,155)	—
Offering costs associated with warrants recorded as liabilities	1,677,518	—
Change in fair value of warrant liabilities	(10,618,389)	—
Excess of fair value over cost on sale of Private Placement Warrants	2,146,129	—
Changes in operating assets and liabilities
Prepaid expenses	(801,885)	—
Accrued expenses	154,802	—
Payment of formation costs through issuance of Class B ordinary shares	—	13,764
Net cash used in operating activities	(1,168,723)	—
Cash flows from investing activities:
Cash deposited in Trust Account	(1,000,000,000)	—
Net cash used in investing activities	(1,000,000,000)	—
Cash flows from financing activities:
Proceeds received from initial public offering, gross	1,000,000,000	—
Proceeds received from sale of private placement warrants	23,000,000	—
Payment of underwriter commissions	(20,000,000)	—
Payment of offering costs	(780,246)	—
Net cash provided by financing activities	1,002,219,754	—
Net change in cash	1,051,031	—
Cash – beginning of period	—	—
Cash – end of period	$1,051,031	$—
Supplemental disclosure of non-cash activities
Deferred offering costs included in accrued offering costs	$—	$175,000
Formation and offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Accrued offering costs charged to additional paid-in capital	$141,692	$—
Deferred underwriter’s commissions charged to additional paid-in capital in connection with the initial public offering	$35,000,000	$—
Initial classification of Class A ordinary shares subject to possible redemption	$906,835,122	$—
Change in value of Class A ordinary shares subject to possible redemption	$9,988,894	$—

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated its Initial Public Offering of 100,000,000 (the “Units” and, with respect to the shares Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 13,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,333,333 warrants (the “Private Placement Warrants”), including 1,733,333 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $23.0 million, in a private placement to Ares Acquisition Holdings L.P., a Cayman Island limited partnership (the “Sponsor”) (see Note 4).

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Public Shares will

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K filed by the Company with the SEC on February 10, 2021, as amended in the Quarterly Report on Form 10-Q for the three months ended March 31, 2021 filed by the Company with the SEC on May 17, 2021 and the final prospectus filed by the Company with the SEC on February 3, 2021.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonable possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.1 million in its operating bank account and investments held in the Trust Account of $1.0 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on February 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents not held in the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, accrued expenses related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. Offering costs associated with warrant liabilities were expensed as incurred, presented as other expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs totaled $55.9 million (consisting of $20.0 million of underwriting fees, $35.0 million of deferred underwriting fees and $0.9 million of other offering costs), of which $1.7 million was expensed and $54.3 million was charged to shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 91,682,402 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. At December 31, 2020, there were no Class A ordinary shares subject to possible redemption.

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 35,333,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the investment income earned on investments held in Trust Account for the period, by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. For the three months ended June 30, 2020 and the period January 24, 2020 (inception) through June 30, 2020, the Company did not have any Class A ordinary shares outstanding.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the period from January 24, 2020 (inception) through June 30, 2020
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$16,776	$—	$57,155	$—
Net income attributable to Class A ordinary shares	$16,776	$—	$57,155	$—
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	100,000,000	—	100,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.00	—	$0.00	—

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(14,050,247)	$98,553	$6,330,257	$(13,764)
Net income allocable to Class A ordinary shares	(16,776)	—	(57,155)	—
Net income (loss) attributable to Class B ordinary shares	$(14,067,023)	$98,553	$6,273,102	$(13,764)
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.56)	$0.00	$0.25	$(0.00)

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

The Company accounts for its 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement warrants was initially and subsequently measured using a Black-Scholes option pricing model at each measurement date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
3. INITIAL PUBLIC OFFERING

On February 4, 2021, the Company consummated its Initial Public Offering of its 100,000,000 Units, including 13,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions (see Note 5).

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
4. RELATED PARTY TRANSACTIONS

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 15,333,333 Private Placement Warrants, including 1,733,333 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $23.0 million, in a private placement to the Sponsor. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on the date of the prospectus, to pay an affiliate of the Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities and secretarial support. This arrangement will terminate upon completion of a Business Combination or the distribution of the trust account to the public shareholders. The Company incurred $50,001 and $83,335 for the three and six months ended June 30, 2021, respectively, in expenses in connection with such services during the period from February 4, 2021 through June 30, 2021 as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2021 and December 31, 2020, the Company had no outstanding balance in accrued expenses - related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

5. COMMITMENTS AND CONTINGENCIES

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

6. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 8,317,598 shares issued and outstanding, excluding 91,682,402 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of December 31, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 4. At June 30, 2021 and December 31, 2020, there were 25,000,000 Class B ordinary shares issued and outstanding.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. WARRANTS

As of June 30, 2021, there were 35,333,333 warrants outstanding (15,333,333 Private Placement Warrants and 20,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021, assets held in the Trust Account were comprised of $1.0 billion investments in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets, at fair value
Investments held in Trust Account:	$1,000,057,155	$—	$—
Liabilities, at fair value
Public Warrants	$25,000,000	$—	$—
Private Placement Warrants	$—	$—	$19,789,559

There were no assets or liabilities measured at fair value as of December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transferred out of Level 3 totaling $17.5 million during the period from February 4, 2021 through March 31, 2021. There were no transfers between levels for the three months ended June 30, 2021.

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s unaudited condensed statements of operations.

Initial and Subsequent Measurement – Public Warrants

The Company established the initial fair value for the Warrants on February 4, 2021, the date of the Company’s Initial Public Offering, using a modified Black-Scholes model for the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary share and one-fifth of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the modified Black-Scholes model for the Public Warrants were as follows at initial measurement:

As of February 4, 2021
Exercise price	$11.50
Stock price	$9.69
Term (in years)	5.00
Volatility	25.00%
Risk-free interest rate	0.75%
Dividend yield	—%
Probability of completing a Business Combination	99.00%
Discount for lack of marketability	0.999

On February 4, 2021, the Public Warrants were determined to be $1.51 per warrant for an aggregate value of $30.3 million.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of June 30, 2021, the Public Warrants were determined to be $1.25 per warrant for an aggregate value of $25.0 million.

Initial and Subsequent Measurement– Private Placement Warrants

The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. The underlying assumptions in the Black-Scholes option pricing model include the underlying share price, risk-free interest rate, estimated volatility and the expected term. The underlying share price is based on the trading ordinary share price or implied from the unit price (before the ordinary shares are trading separately), which consists of one ordinary share and one-fifth Public Warrant. The expected stock price volatility is based on (i) the observed volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrants and (ii) the implied volatility of the Public Warrants calculated using publicly observable prices. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the Private Placement Warrants as of the reporting period.

The fair value of the Private Placement Warrants was estimated at initial measurement and at June 30, 2021 using the Black-Scholes option pricing model and the following assumptions:

	As of June 30, 2021	As of February 4, 2021
Exercise price	$11.50	$11.50
Stock price	$9.75	$9.69
Term (in years)	5.00	5.00
Volatility	20.20%	25.00%
Risk-free interest rate	0.87%	0.75%
Dividend yield	—%	—%
Probability of completing a Business Combination	99.00%	99.00%
Discount for lack of marketability	0.999	0.999

On February 4, 2021, the Private Placement Warrants were determined to be $1.64 per warrant for aggregate value of $25.1 million. The excess of fair value over the purchase price of the Private Placement Warrants of $23.0 million was

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
$2.1 million, which is presented within general and administrative expenses in the Company’s unaudited condensed statements of operations.

The change in the fair value of the warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Initial measurement at February 4, 2021	$25,146,129	$30,261,819	$55,407,948
Change in fair value recognized in earnings	(11,605,594)	(12,761,819)	(24,367,413)
Fair value as of March 31, 2021	13,540,535	17,500,000	31,040,535
Change in fair value recognized in earnings	6,249,024	7,500,000	13,749,024
Fair value as of June 30, 2021	$19,789,559	$25,000,000	$44,789,559

The change in fair value of the Level 3 derivative liabilities for the three and six months ended June 30, 2021 was $6.2 million and $(18.1) million, respectively.

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued require potential adjustment to or disclosure in the unaudited condensed financial statements. The Company concluded that there have been no events that have occurred that would require adjustments to the unaudited condensed financial statements.

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

As indicated in the accompanying financial statements, as of June 30, 2021, we had approximately $1.1 million in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations.

For the three months ended June 30, 2021, we had net loss of $14,050,247, which consisted of a change in the fair value of warrant liabilities for $13,749,024 of expense, offering costs of $2,870 and general and administrative costs of $315,129, offset by investment income earned on investment held in Trust Account of $16,776.

For the six months ended June 30, 2021, we had net income of $6,330,257, which consisted of a change in the fair value of warrant liabilities of 10,618,389 and investment income earned on investment held in Trust Account of $57,155, offset by offering costs of $1,677,518 and general and administrative costs of $2,667,769.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.6 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Promissory Note in full on February 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 91,682,402 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 35,333,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the investment income earned on investments held in Trust Account for the period, by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. For the three months ended June 30, 2020 and the period January 24, 2020 (inception) through June 30, 2020, the Company did not have any Class A ordinary shares outstanding.

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

We account for our 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement warrants was initially and subsequently measured using a Black-Scholes option pricing model at each measurement date.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s final prospectus we filed with the SEC in connection with our Initial Public Offering on February 4, 2021, except for the below additional risks. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging - Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the unaudited condensed statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly financial results.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Note applicable.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us. The Company’s Sponsor is a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative investment manager. The description that follows has been provided to us by Ares Management.

On January 31, 2019, funds and accounts managed by Ares Management’s European direct lending strategy (together, the “Ares funds”) collectively acquired a 32% equity stake in Daisy Group Limited (“Daisy”). Daisy is a provider of communication services to businesses based in the United Kingdom. The Ares funds do not hold a majority equity interest in Daisy and do not have the right to appoint a majority of directors to Daisy’s board of directors.

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares Management’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc and Persia International Bank Plc. Both Melli Bank Plc and Persia International Bank Plc have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £74,774 in annual revenues (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc and Persia International Bank Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc and Persia International Bank Plc prior to the Ares funds’ investment in Daisy.

Daisy has given notice of termination of the contracts to Melli Bank Plc and Persia International Bank Plc. Following termination of the contracts, Daisy does not intend to engage in any further dealings or transactions with Melli Bank Plc or Persia International Bank Plc.

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

ARES ACQUISITION CORPORATION

Dated: August 16, 2021	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman

Dated: August 16, 2021	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer