Form 10-Q
period 2021-09-30
Ares Acquisition Corp
filed 2021-11-12
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of November 10, 2021, 100,000,000 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and 2020, for the nine months ended September 30, 2021 and for the period from January 24, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders' Equity (Deficit) for the three months ended September 30, 2021 and 2020, for the nine months ended September 30, 2021 and for the period from January 24, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from January 24, 2020 (inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls And Procedures	24
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosure	26
Item 5. Other Information	26
Item 6. Exhibits	27
Signatures	28

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

ARES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	As of September 30,	As of December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$916,228	$—
Prepaid expenses	664,163	—
Deferred offering costs	—	523,475
Total current assets	1,580,391	523,475
Investments held in Trust Account	1,000,165,167	—
Total assets	$1,001,745,558	$523,475
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accrued expenses	$922,945	$364,935
Promissory note - related party	—	147,385
Total current liabilities	922,945	512,320
Warrant liabilities	30,198,979	—
Deferred underwriting commissions	35,000,000	—
Total liabilities	66,121,924	512,320
Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 100,000,000 and 0 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	1,000,000,000	—
Shareholders’ equity (deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020(1)	2,500	2,500
Additional paid-in capital	—	22,500
Accumulated deficit	(64,378,866)	(13,845)
Total shareholders’ equity (deficit)	(64,376,366)	11,155
Total liabilities and shareholders’ equity (deficit)	$1,001,745,558	$523,475

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

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the period from January 24, 2020 (inception) through September 30, 2020

General and administrative expenses	$898,976	$81	$3,566,745	$13,845
Loss from operations	(898,976)	(81)	(3,566,745)	(13,845)
Other income (expense):
Investment income earned on investments held in Trust Account	108,012	—	165,167	—
Offering costs associated with warrants recorded as liabilities	—	—	(1,677,518)	—
Change in fair value of warrant liabilities	14,590,580	—	25,208,969	—
Total other income	14,698,592	—	23,696,618	—
Net income (loss)	$13,799,616	$(81)	$20,129,873	$(13,845)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	100,000,000	—	100,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.11	$—	$0.16	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.00)	$0.16	$(0.00)

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of September 30, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 5.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	For the three and nine months ended September 30, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class B
	Shares	Amount
Balance at December 31, 2020(1)	25,000,000	$2,500	$22,500	$(13,845)	$11,155
Accretion of Class A ordinary shares to redemption amount	—	—	(22,500)	(84,444,773)	(84,467,273)
Net income	—	—	—	20,380,504	20,380,504
Balance at March 31, 2021 (unaudited)	25,000,000	2,500	—	(64,078,114)	(64,075,614)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(50,121)	(50,121)
Net loss	—	—	—	(14,050,247)	(14,050,247)
Balance at June 30, 2021 (unaudited)	25,000,000	2,500	—	(78,178,482)	(78,175,982)
Net income	—	—	—	13,799,616	13,799,616
Balance at September 30, 2021 (unaudited)	25,000,000	$2,500	$—	$(64,378,866)	$(64,376,366)

	For the period from January 24, 2020 (inception) through September 30, 2020
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity (Deficit)
	Class B
	Shares	Amount
Balance at January 24, 2020 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(112,317)	(112,317)
Balance at March 31, 2020 (unaudited)	—	—	—	(112,317)	(112,317)
Issuance of Class B ordinary shares to Sponsor	25,000,000	2,500	22,500	—	25,000
Net income	—	—	—	98,553	98,553
Balance at June 30, 2020 (unaudited)	25,000,000	2,500	22,500	(13,764)	11,236
Net loss	—	—	—	(81)	(81)
Balance at September 30, 2020(1) (unaudited)	25,000,000	$2,500	$22,500	$(13,845)	$11,155

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of September 30, 2020 and December 31, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 5.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30, 2021	For the period from January 24, 2020 (inception) through September 30, 2020
Cash flows from operating activities:
Net income (loss)	$20,129,873	$(13,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(165,167)	—
Offering costs associated with warrants recorded as liabilities	1,677,518	—
Change in fair value of warrant liabilities	(25,208,969)	—
Excess of fair value over cost on sale of Private Placement Warrants	2,146,129	—
Changes in operating assets and liabilities
Prepaid expenses	(664,163)	—
Accrued expenses	812,944	—
Payment of formation costs through issuance of Class B ordinary shares	—	13,845
Net cash used in operating activities	(1,271,835)	—
Cash flows from investing activities:
Cash deposited in Trust Account	(1,000,000,000)	—
Net cash used in investing activities	(1,000,000,000)	—
Cash flows from financing activities:
Proceeds received from initial public offering, gross	1,000,000,000	—
Proceeds received from sale of private placement warrants	23,000,000	—
Payment of underwriter commissions	(20,000,000)	—
Payment of offering costs	(811,937)	—
Net cash provided by financing activities	1,002,188,063	—
Net change in cash	916,228	—
Cash – beginning of period	—	—
Cash – end of period	$916,228	$—
Supplemental disclosure of non-cash activities
Deferred offering costs included in accrued offering costs	$—	$202,600
Formation and offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Accrued offering costs charged to additional paid-in capital	$110,000	$—
Deferred underwriter’s commissions charged to additional paid-in capital in connection with the initial public offering	$35,000,000	$—
Initial classification of Class A ordinary shares subject to possible redemption	$1,000,000,000	$—

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,333,333 warrants (the “Private Placement Warrants”), including 1,733,333 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $23.0 million, in a private placement to Ares Acquisition Holdings L.P., a Cayman Island limited partnership (the “Sponsor”) (see Note 5).

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Public Shares will

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.9 million in its operating bank account and investments held in the Trust Account of $1.0 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on February 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The impact of the revision on the Company’s financial statement is reflected in the following table:

	As of February 4, 2021
Balance Sheet	As Previously Reported	Restatement Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$906,835,122	$93,164,878	$1,000,000,000
Class A ordinary shares	$932	$(932)	$—
Additional paid-in capital	$8,825,130	$(8,825,130)	$—
Accumulated deficit	$(3,828,554)	$(84,338,816)	$(88,167,370)
Total shareholders’ equity (deficit)	$5,000,009	$(93,164,878)	$(88,164,869)
3. SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company did not have any cash equivalents not held in the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At September 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, accrued expenses related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 100,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. At December 31, 2020, there were no Class A ordinary shares subject to possible redemption.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
At September 30, 2021, the Class A ordinary shares reflected in the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds	$1,000,000,000
Less:
Proceeds allocated to Public Warrants	(30,261,819)
Class A ordinary shares issuance costs	(54,255,575)
Plus:
Accretion of carrying value to redemption value	84,517,394
Class A ordinary shares subject to possible redemption	$1,000,000,000

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 35,333,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share in a manner similar to the two-class method of income per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. For the three months ended September 30, 2020 and the period January 24, 2020 (inception) through September 30, 2020, the Company did not have any Class A ordinary shares outstanding.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the period from January 24, 2020 (inception) through September 30, 2020
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Allocation of net income	$11,039,693	$—	$16,103,898	$—
Net income attributable to Class A ordinary shares	$11,039,693	$—	$16,103,898	$—
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	100,000,000	—	100,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.11	$—	$0.16	$—

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$13,799,616	$(81)	$20,129,873	$(13,845)
Net income allocable to Class A ordinary shares	(11,039,693)	—	(16,103,898)	—
Net income (loss) attributable to Class B ordinary shares	$2,759,923	$(81)	$4,025,975	$(13,845)
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$0.00	$0.16	$0.00

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 5, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. On January 13, 2021, the Sponsor transferred 50,000 Founder Shares to each of the Company’s independent directors. These 150,000 Founder Shares shall not be subject to forfeiture in the event the underwriters’ over-allotment is not exercised. The Sponsor had agreed to forfeit up to 3,262,500 Founder Shares to the extent that the underwriters’ over-allotment option is not exercised in full so that the Founder Shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Through February 4, 2021, the Company effectuated share recapitalizations resulting in the Sponsor (and its permitted transferees) holding an aggregate of 25,012,500 Founder Shares. On February 4, 2021, the underwriters partially exercised their over-allotment option; thus, 12,500 shares of Class B ordinary shares were forfeited. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

Promissory Note

On June 5, 2020, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering, which was amended and restated on December 31, 2020 (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and payable upon the completion of the Initial Public Offering. The Company had borrowed $278,085 under the Promissory Note and fully repaid the Promissory Note on February 4, 2021. Borrowings under the Promissory Note are no longer available.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on the date of the prospectus, to pay an affiliate of the Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities and secretarial support. This arrangement will terminate upon completion of a Business Combination or the distribution of the trust account to the public shareholders. The Company incurred $50,001 and $133,336 for the three and nine months ended September 30, 2021, respectively, in expenses in connection with such services during the period from February 4, 2021 through September 30, 2021 as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2021 and December 31, 2020, the Company had no outstanding balance in accrued expenses in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 13,050,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less the underwriting discounts and commissions. On February 4, 2021, the underwriters partially exercised its over-allotment option for an additional 13,000,000 Units. The remaining 50,000 units are no longer available to be exercised.

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

7. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 100,000,000 shares issued and outstanding, of which 100,000,000 Class A ordinary shares are subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of December 31, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 5. At September 30, 2021 and December 31, 2020, there were 25,000,000 Class B ordinary shares issued and outstanding.

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

8. WARRANTS

As of September 30, 2021, there were 35,333,333 warrants outstanding (15,333,333 Private Placement Warrants and 20,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

9. FAIR VALUE MEASUREMENTS

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2021, assets held in the Trust Account were comprised of $1.0 billion investments in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets, at fair value
Investments held in Trust Account:	$1,000,165,167	$—	$—
Liabilities, at fair value
Public Warrants	$17,000,000	$—	$—
Private Placement Warrants	$—	$—	$13,198,979

There were no assets or liabilities measured at fair value as of December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2021 to September 30, 2021 except for the transfer from Level 3 to Level 1 of the Public Warrants, which started trading on an active market in February 2021. Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transferred out of Level 3 totaling $17.5 million.

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of September 30, 2021, the Public Warrants were determined to be $0.85 per warrant for an aggregate value of $17.0 million.

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

The fair value of the Private Placement Warrants was estimated at initial measurement and at September 30, 2021 using the Black-Scholes option pricing model and the following assumptions:

	As of September 30, 2021	As of February 4, 2021
Exercise price	$11.50	$11.50
Stock price	$9.74	$9.69
Term (in years)	5.00	5.00
Volatility	15.10%	25.00%
Risk-free interest rate	0.98%	0.75%
Dividend yield	—%	—%
Probability of completing a Business Combination	99.00%	99.00%
Discount for lack of marketability	0.999	0.999

On February 4, 2021, the Private Placement Warrants were determined to be $1.64 per warrant for aggregate value of $25.1 million. The excess of fair value over the purchase price of the Private Placement Warrants of $23.0 million was $2.1 million, which is presented within general and administrative expenses in the Company’s unaudited condensed statements of operations.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The change in the fair value of the warrant liabilities for the three and nine months ended September 30, 2021 is summarized as follows:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Initial measurement at February 4, 2021	$25,146,129	$30,261,819	$55,407,948
Change in fair value recognized in earnings	(11,605,594)	(12,761,819)	(24,367,413)
Fair value as of March 31, 2021	13,540,535	17,500,000	31,040,535
Change in fair value recognized in earnings	6,249,024	7,500,000	13,749,024
Fair value as of June 30, 2021	19,789,559	25,000,000	44,789,559
Change in fair value recognized in earnings	(6,590,580)	(8,000,000)	(14,590,580)
Fair value as of September 30, 2021	$13,198,979	$17,000,000	$30,198,979

The change in fair value of the Level 3 derivative liabilities for the three and nine months ended September 30, 2021 was $(6.6) million and $(24.7) million, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company”, “our”, “us” or “we” refer to Ares Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying financial statements, as of September 30, 2021, we had approximately $0.9 million in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

For the three months ended September 30, 2021, we had net income of $13,799,616, which consisted of a change in the fair value of warrant liabilities for $14,590,580 and investment income earned on investment held in Trust Account of $108,012, offset by general and administrative costs of $898,976.

For the nine months ended September 30, 2021, we had net income of $20,129,873, which consisted of a change in the fair value of warrant liabilities of $25,208,969 and investment income earned on investment held in Trust Account of $165,167, offset by offering costs of $1,677,518 and general and administrative costs of $3,566,745.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.9 million in our operating bank account and working capital of approximately $0.7 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Promissory Note in full on February 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 100,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 35,333,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share in a manner similar to the two-class method of income per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. For the three months ended September 30, 2020 and the period January 24, 2020 (inception) through September 30, 2020, the Company did not have any Class A ordinary shares outstanding.

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

We account for our 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement warrants was initially and subsequently measured using a Black-Scholes option pricing model at each measurement date.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

The Company designed and implemented remediation measures to address the material weakness previously identified and enhance the internal control over financial reporting. The Company enhanced processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We believe the foregoing actions remediated the material weakness in internal control over financial reporting.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants, and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging - Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the unaudited condensed statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly financial results.

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares Management’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc. Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £84,806 in annual revenues (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc prior to the Ares funds’ investment in Daisy.

Daisy has given notice of termination of the contracts to Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc. Following termination of the contracts, Daisy does not intend to engage in any further dealings or transactions with Melli Bank Plc, Persia International Bank Plc or Bank Saderat Plc.

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

ARES ACQUISITION CORPORATION

Dated: November 12, 2021	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman

Dated: November 12, 2021	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer