Form 10-Q/A
period 2021-09-30
Ares Acquisition Corp
filed 2022-01-03
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A (Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of December 27, 2021, 100,000,000 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

Restatement of Interim Condensed Financial Statements

Ares Acquisition Corporation (the "Company," "we," "our," or "us") is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Amended Quarterly Report") to amend our Quarterly Report on Form 10-Q for the period ended September 30, 2021, originally filed with the Securities and Exchange Commission (the "SEC"), on November 12, 2021 (the "Original Filing") to restate its unaudited interim condensed financial statements for the following periods: (i) as of and for the three months ended March 31, 2021, (ii) as of and for the six months ended June 30, 2021 and (iii) as of and for the nine months ended September 30, 2021 (collectively, the "Affected Periods"), in order to account for a change in the accounting treatment for Class A ordinary shares subject to possible redemption. The Company, in consultation with its Audit Committee, concluded that all of its previously issued financial statements should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to Class A and Class B ordinary shares. The presentation contemplates a Business Combination as the most likely outcome, in which case, both the Class A ordinary shares and the Class B ordinary shares share pro rata in the income (loss) of the Company. For a discussion of the restatement and the impact on the unaudited interim condensed financial statements, see Note 2.

Disclosure Controls and Procedures

Management reassessed its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021, and concluded that, solely due to the events that led to the Company's restatement of its unaudited interim condensed financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, as described in Note 2, a material weakness existed and the Company's disclosure controls and procedures were not effective. For a description of the material weakness identified by management and management's plan to remediate the material weakness, see Part I, Item 4 — Controls and Procedures.

Items Amended in this Form 10-Q/A

Except as described herein, this Amended Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amended Quarterly Report does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amended Quarterly Report should be read in conjunction with the Original Filing and the Company's other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amended Quarterly Report reflects amendments to the following items:

•Part I, Item 1 — Financial Statements

•Part I, Item 4 — Controls and Procedures

•Part II, Item 1A — Risk Factors

•Part II, Item 6 — Exhibits

The Company's principal executive officer and principal financial officer are providing currently dated certifications in connection with this Amended Quarterly Report. See Exhibits 31.1, 31.2, 32.1 and 32.2.
i

ARES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q/A

Page
PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and 2020, for the nine months ended September 30, 2021 and for the period from January 24, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders' Equity (Deficit) for the three months ended September 30, 2021 and 2020, for the nine months ended September 30, 2021 and for the period from January 24, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from January 24, 2020 (inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls And Procedures	25
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosure	28
Item 5. Other Information	28
Item 6. Exhibits	29
Signatures	30
ii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

ARES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	As of September 30,	As of December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$916,228	$—
Prepaid expenses	664,163	—
Deferred offering costs	—	523,475
Total current assets	1,580,391	523,475
Investments held in Trust Account	1,000,165,167	—
Total assets	$1,001,745,558	$523,475
Liabilities, Class A ordinary shares subject to redemption, and shareholders’ equity (deficit)
Current liabilities
Accrued expenses	$922,945	$364,935
Promissory note - related party	—	147,385
Total current liabilities	922,945	512,320
Warrant liabilities	30,198,979	—
Deferred underwriting commissions	35,000,000	—
Total liabilities	66,121,924	512,320
Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 100,000,000 and 0 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	1,000,000,000	—
Shareholders’ equity (deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020(1)	2,500	2,500
Additional paid-in capital	—	22,500
Accumulated deficit	(64,378,866)	(13,845)
Total shareholders’ equity (deficit)	(64,376,366)	11,155
Total liabilities, Class A ordinary shares subject to redemption, and shareholders’ equity (deficit)	$1,001,745,558	$523,475

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management concluded that all of its previously issued financial statements should be restated and should no longer be relied upon. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted an adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company's Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (collectively, the "Prior Affected Periods"). Therefore, the Company, in consultation with its Audit Committee, concluded that the Prior Affected Periods should be restated to present all Class A Ordinary Shares subject to possible redemption in temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering as well as to restate net income (loss) per share. As such, the Company is reporting these restatements to the Prior Affected Periods in this Amended Quarterly Report.

There has been no change in the Company’s total assets, liabilities or operating results.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of March 31, 2021:

	As of March 31, 2021 (unaudited)
Balance Sheet	As Previously Reported	Restatement Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$930,924,380	$69,075,620	$1,000,000,000
Class A ordinary shares	$691	$(691)	$—
Additional paid-in capital	$(15,369,844)	$15,369,844	$—
Retained earnings (accumulated deficit)	$20,366,659	$(84,444,773)	$(64,078,114)
Total shareholders’ equity (deficit)	$5,000,006	$(69,075,620)	$(64,075,614)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the three months ended March 31, 2021:

	For the three months ended March 31,2021 (unaudited)
Non-cash investing and financing activities	As Previously Reported	Restatement Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$906,835,122	$93,164,878	$1,000,000,000
Change in value of Class A ordinary shares subject to possible redemption	$24,089,258	$(24,089,258)	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of June 30, 2021:

	As of June 30, 2021 (unaudited)
Balance Sheet	As Previously Reported	Restatement Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$916,824,016	$83,175,984	$1,000,000,000
Class A ordinary shares	$832	$(832)	$—
Additional paid-in capital	$(1,319,742)	$1,319,742	$—
Retained earnings (accumulated deficit)	$6,316,412	$(84,494,894)	$(78,178,482)
Total shareholders’ equity (deficit)	$5,000,002	$(83,175,984)	$(78,175,982)

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the six months ended June 30, 2021:

	For the six months ended June 30, 2021 (unaudited)
Non-cash investing and financing activities	As Previously Reported	Restatement Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$906,835,122	$93,164,878	$1,000,000,000
Change in value of Class A ordinary shares subject to possible redemption	$9,988,894	$(9,988,894)	$—

The impact to the reported amounts of weighted average shares outstanding and the basic and diluted net income (loss) per share is presented below for the quarterly periods ended March 31, 2021 and June 30, 2021:

	For the three months ended March 31, 2021 (unaudited)
Net Income (Loss) Per Share	As Previously Reported	Restatement Adjustment	As Restated
Basic and diluted weighted average shares outstanding of Class A ordinary shares	100,000,000	—	100,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.16	$0.16
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,000,000	—	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.81	$(0.65)	$0.16

	For the three months ended June 30, 2021 (unaudited)
Net Income (Loss) Per Share	As Previously Reported	Restatement Adjustment	As Restated
Basic and diluted weighted average shares outstanding of Class A ordinary shares	100,000,000	—	100,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.00	$(0.11)	$(0.11)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,000,000	—	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.56)	$0.45	$(0.11)

	For the six months ended June 30, 2021 (unaudited)
Net Income (Loss) Per Share	As Previously Reported	Restatement Adjustment	As Restated
Basic and diluted weighted average shares outstanding of Class A ordinary shares	100,000,000	—	100,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.05	$0.05
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,000,000	—	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.25	$(0.20)	$0.05
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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 35,333,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (SEC) filings.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 35,333,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, solely due to the events that led to the Company’s restatement of its unaudited interim condensed financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021 to properly account for the Class A ordinary shares subject to possible redemption as described in Note 2 to the unaudited interim condensed financial statements, a material weakness existed and the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amended Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

Management has implemented remediation steps to address the material weakness and to improve the internal control over financial reporting. Specifically, the Company enhanced processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We believe the foregoing actions remediated the material weakness in internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Amended Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s final prospectus we filed with the SEC in connection with our Initial Public Offering on February 4, 2021, except for the below additional risks. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Form 10-Q/A are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging - Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the unaudited condensed statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly financial results.
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021 solely related to our accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the conclusion that the classification of $5,000,0001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, and in connection with our Amended Quarterly Report, our management concluded that a material weakness exists in our internal control over financial reporting solely related to our accounting for complex financial instruments.

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

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the conclusion that the classification of $5,000,0001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, and in connection with our Amended Quarterly Report, our management concluded that a material weakness exists in our internal control over financial reporting solely related to our accounting for complex financial instruments.

As a result of such material weakness, the change in the classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amended Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of approximately $55.9 million (including deferred underwriting commissions of $35.0 million). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $1.0 billion of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q/A.

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

ARES ACQUISITION CORPORATION

Dated: January 3, 2022	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman

Dated: January 3, 2022	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer