Form 10-K
period 2021-12-31
Ares Acquisition Corp
filed 2022-03-04
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.: Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, based on the closing price on that date of $9.75 on the New York Stock Exchange, was approximately $975,000,000.
The Registrant’s Units began trading on the New York Stock Exchange on February 2, 2021 and the Registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on March 25, 2021.
As of February 25, 2022, 100,000,000 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

ARES ACQUISITION CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

•our ability to select an appropriate target business or businesses;

•our ability to complete our initial business combination;

•our expectations around the performance of the prospective target business or businesses;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•our potential ability to obtain additional financing to complete our initial business combination;

•our pool of prospective target businesses;

•our ability to consummate an initial business combination due to the uncertainty resulting from the recent coronavirus (“COVID-19”) pandemic;

•the ability of our officers and directors to generate a number of potential business combination opportunities;

•our public securities’ potential liquidity and trading;

•the lack of a market for our securities;

•the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•the trust account not being subject to claims of third parties; or

•our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to “we,” “us,” “Company” or “our company” are to Ares Acquisition Corporation, a Cayman Islands exempted company incorporated with limited liability. References to “management” or our “management team” are to our officers and directors. References to our “Sponsor” is to Ares Acquisition Holdings LP, a Cayman Islands exempted limited partnership. References to our “initial shareholders” are to the holders of our Class B ordinary shares prior to our initial public offering. References to “Ares” or “Ares Management” are to Ares Management Corporation, a Delaware corporation, and its consolidated subsidiaries. References to “Ares funds” are to funds, alternative asset companies, co-investment vehicles and other entities and accounts managed by Ares or its affiliates and certain portfolio companies in which Ares or such entities have invested.

Item 1. Business

Introduction

We are a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our executive offices are located at 245 Park Avenue, 44th Floor, New York, New York 10167, and our telephone number is (212) 750-7300. Our corporate website address is https://www.aresacquisitioncorporation.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

In January 2020, the Company was formed by Ares Acquisition Holdings L.P. (our “Sponsor”). As of February 25, 2022, our Sponsor owned 24,850,000 of the 25,000,000 Class B ordinary shares outstanding.

On February 4, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 100,000,000 units (the “Units”), including 13,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”). The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions. Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-fifth of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 15,333,333 warrants, each exercisable to purchase one of the Company’s Class A ordinary shares for $11.50 per share (the “Private Placement Warrants”), to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $23.0 million. Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $1.0 billion was placed in a trust account (the “trust account”). Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Beginning March 25, 2021, holders of the Units may elect to separately trade the Class A ordinary shares and the warrants included in the Units. Those Units not separated continue to trade on the New York Stock Exchange (the “NYSE”) under the symbol “AAC.U” and the Class A ordinary shares and warrants that are separated trade under the symbols “AAC” and “AAC WS,” respectively.

Business Acquisition Criteria

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, further accelerate the growth of a company in the public markets.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe have the following core attributes:

• a differentiated and sustainable business model with a defensible market position;

• strong people, processes and culture;

• attractive growth prospects, including an ability to capitalize on positive secular tailwinds;

• a strong customer base;

• sufficient scale and resources to achieve a successful transition into the public market;

• will benefit from having a public currency to enhance its ability to grow organically or through M&A; and

• will benefit from Ares’ relationships and deep value creation capabilities.

We may pursue an initial business combination target in any business or industry.

These criteria and guidelines are not intended to be exhaustive. As a result of changes in the market since our initial public offering, we may consider a target business in the fossil fuel industry, including the upstream, midstream and energy services sub-sectors. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our directors and executive officers may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. If we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination. These communications would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

The Ares investment process leverages the power of the Ares platform and an extensive network of professionals across investment areas to identify and source attractive risk adjusted return opportunities while emphasizing capital preservation. Ares utilizes its collective market and company knowledge, proprietary internal industry and company research, third party information and financial modeling to drive fundamental analysis and investment selection. Ares also recognizes the importance of considering environmental, social and governance (“ESG”) factors in its investment process and has adopted an ESG policy for the conduct of its business. Ares works collaboratively with its various underwriting, asset management, legal and compliance teams to appropriately integrate relevant ESG considerations into its investment process.

At the center of Ares’ investment process is a systematic approach that emphasizes rigorous due diligence at the company and market level in addition to a risk-adjusted return value assessment. This investment process is comprised of five stages: (1) generate a robust pipeline, (2) perform initial screening, (3) conduct due diligence, (4) drive transaction structuring, funding and overall execution, and (5) use a systematic approach to value creation. We will benefit from the same approach as we pursue our initial business combination.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial, operational, legal and other information about the target and its industry. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Ares, our Sponsor, or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Ares, our Sponsor, or our officers or directors, we, or a committee of independent directors, will obtain an opinion that our initial business combination is fair to our company from a financial point of view from either an independent investment banking firm or an independent accounting firm.

Our directors and executive officers may directly or indirectly own our ordinary shares or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Initial Business Combination

The rules of the NYSE require that we must consummate our initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting commissions held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, we will obtain an opinion with respect to the satisfaction of such criteria from an independent investment banking firm or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. We also will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Subject to these limitations, our directors and executive officers will have virtually unlimited flexibility in identifying and selecting one or more prospective businesses.

We may, at our option, pursue an acquisition opportunity jointly with Ares, one or more parties affiliated with Ares, including without limitation, officers and affiliates of Ares, or Ares funds, or investors in such Ares funds. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons. We will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on the relative valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired will be valued for purposes of the NYSE’s 80% of net assets test. If the business combination involves more than one target business, the NYSE’s 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that is financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our directors and executive officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will fully ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

We currently do not have any specific business combination under consideration. Ares and our directors and executive officers are regularly made aware of potential business combination opportunities, one or more of which we may desire to pursue. However, we have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Ares manages multiple investment vehicles, and expects to raise additional funds or accounts in the future, including during the period in which we are seeking our initial business combination. These Ares investment entities are expected to be seeking acquisition opportunities and related financings. We may compete with any one or more of them on any given acquisition opportunity.

In addition, certain of our directors and executive officers currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, Ares and the Ares funds or their current or former portfolio companies. These funds may have overlapping investment objectives and potential conflicts may arise with respect to Ares’ decision regarding how to allocate investment opportunities among these funds. If any of our directors and executive officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which he or she has then-current fiduciary or contractual obligations (including, without limitation, any Ares funds or their current or former portfolio companies), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity, before we can pursue such opportunity. If Ares, the Ares funds or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Ares or our directors and executive officers may be suitable for both us and Ares, a current or future Ares fund or one or more of their portfolio companies and, subject to applicable fiduciary duties or contractual obligations, will first be directed to Ares, such fund, investment vehicle or portfolio company before being directed, if at all, to us. However, we do not expect these fiduciary duties or contractual obligations to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another Ares entity) for any director or officer, on the one hand, and us, on the other. Accordingly, none of Ares or our directors or officers will have obligations to present a business combination opportunity to us.

Our directors and officers or Ares or its affiliates, including the Ares funds, may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the director and officer teams. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination.

In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors are and in the future will be required to commit time and attention to Ares and current and future Ares funds. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), Ares and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their ordinary shares in the target business for Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $967.1 million, after taking into account of the expenses of the Initial Public Offering and $35,000,000 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the Private Placement Warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares in connection with our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets will leverage Ares Management’s and our directors and executive officers’ industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of Ares Management and our directors and executive officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants and private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms, including one of the underwriters of the Initial Public Offering or one of their respective affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters of the Initial Public Offering may provide these services without additional compensation. We will formally engage a finder only to the extent our directors and executive officers determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our directors and executive officers determine is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We pay our Sponsor a total of $16,667 per month for office space, utilities, secretarial and administrative support and our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing the initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of a target business.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Certain of our directors and executive officers currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, Ares Management and the Ares funds or their current or former portfolio companies. These funds may have overlapping investment objectives and potential conflicts may arise with respect to Ares Management’s decision regarding how to allocate investment opportunities among these funds. If any of our directors and executive officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which he or she has then-current fiduciary or contractual obligations (including, without limitation, any Ares funds or their current or former portfolio companies), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity, before we can pursue such opportunity. If Ares Management, the Ares funds or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Ares Management or our directors and executive officers may be suitable for both us and Ares Management, a current or future Ares fund or one or more of their portfolio companies and, subject to applicable fiduciary duties or contractual obligations, will first be directed to Ares Management, such fund, investment vehicle or portfolio company before being directed, if at all, to us. None of Ares Management or any of our directors and executive officers who are also employed by Ares Management or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware in their capacities as employees of Ares Management, its funds or their portfolio companies. However, we do not expect these duties or contractual obligations to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another Ares entity) for any director or officer, on the one hand, and us, on the other.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to our directors and executive officers, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our directors and executive officers, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of our directors and executive officers will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that our directors and executive officers will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE listing rules, shareholder approval would be required for our initial business combination if, for example:

•we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

•any of our directors, officers or substantial security holder (as defined by the rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•the expected cost of holding a shareholder vote;

•the risk that the shareholders would fail to approve the proposed business combination;

•other time and budget constraints of the company; and

•additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to have their shares redeemed. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact potential selling shareholders who have expressed their election to have their shares redeemed for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.
Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares in connection with our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then- outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per share amount we will distribute to investors who properly elect to redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself before we can validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Class B ordinary shares and any public shares in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. In such case, our Sponsor has agreed to vote its Class B ordinary shares and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. As a result, in addition to our Sponsor’s Class B ordinary shares, we would need 37,500,000 or 37.5% (assuming all outstanding shares are voted), or 6,250,000 or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 100,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination to have our initial business combination approved. Each public shareholder may elect to have their public shares redeemed irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B ordinary shares and public shares in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our directors and executive officers to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our directors and executive officers at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself before we can validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. To perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to require us to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until 24 months from the closing of the Initial Public Offering to complete our initial business combination. If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within 24 months from the closing of the Initial Public Offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor, directors and executive officers have entered into an agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their Class B ordinary shares if we fail to consummate an initial business combination within 24 months from the closing of the Initial Public Offering. However, if our Sponsor, directors or executive officers acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete an initial business combination within 24 months from the closing of the Initial Public Offering.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to require us to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded out of the approximately $0.7 million of proceeds held outside the trust account (as of December 31, 2021) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our directors and executive officers will consider whether competitive alternatives are reasonably available to the company and will only enter into an agreement with a third party that has not executed a waiver if our directors and executive officers believe that such third party’s engagement would be in the best interest of the company given the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our directors and executive officers to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our directors and executive officers are unable to find a service provider willing to execute a waiver. The representatives will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. To protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $0.7 million of proceeds held outside the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination within 24 months of the Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months of the Initial Public Offering or (B) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within 24 months of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval, in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s requiring us to redeem its shares for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. See “—Other Considerations.”

Facilities

Our executive offices are located at 245 Park Avenue, 44th Floor, New York, NY 10167. The cost for our use of this space is included in the $16,667 per month fee we pay to our Sponsor for office space, utilities, secretarial and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, generally accepted accounting principles in the United States of America (“GAAP”), or international financial reporting standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board in the United States (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential target business will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential target businesses, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Prior to the date of this annual report, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2020 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our directors and executive officers in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including but not limited to:

•we are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•past performance by Ares or its affiliates or our directors and executive officers, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders;

•our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination;
•your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination;

•if we seek shareholder approval of our initial business combination, our Sponsor, directors and executive officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

•the ability of our public shareholders to exercise redemption rights for shares that they hold for cash may make our financial condition unattractive to potential business combination targets and may make it difficult for us to enter into a business combination with a target;
•the ability of our public shareholders to exercise redemption rights with respect to a significant portion of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

•the ability of our public shareholders to exercise redemption rights with respect to a significant portion of our shares could increase the probability that our initial business combination is unsuccessful and that you would have to wait for liquidation for your shares to be redeemed;

•the requirement that we consummate an initial business combination within 24 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders;

•we may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate;

•if we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or warrants;

•if a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed;

•you will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss;

•the NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

•you will not be entitled to protections normally afforded to investors of many other blank check companies;

•if we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to require us to redeem all such shares in excess of 15% of our Class A ordinary shares;

•our search for a business combination, and any target business with which we ultimately consummate a business combination, may be adversely affected by the COVID-19 outbreak and the status of debt and equity markets;

•because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination. If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless;

•if the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient for us to operate for at least 24 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or directors and executive officers to fund our search and to complete our initial business combination;

•holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination;

•our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities;

•because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited;

•provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our directors;

•after our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate; and

•the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this annual report.

RISK FACTORS

Risks Related to Our Business and the Initial Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

Please see the section entitled “Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to require us to redeem your shares for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our Sponsor, directors and executive officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our Sponsor, directors and executive officers have agreed (and their permitted transferees will agree) to vote any Class B ordinary shares and any public shares purchased during or after the Initial Public Offering held by them in favor of our initial business combination. Our Sponsor and our directors and executive officers also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting, including the Class B ordinary shares. As a result, in addition to our initial shareholders’ Class B ordinary shares, we would need 37,500,000 or 37.5% (assuming all outstanding shares are voted), or 6,250,000 or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 100,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination to have our initial business combination approved. We expect that our initial shareholders and their permitted transferees will own at least

20% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each of our directors and executive officers (and their respective permitted transferees) to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to exercise redemption rights for shares that they hold for cash may make our financial condition unattractive to potential business combination targets and may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If public holders of a substantial portion of our shares were to exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, to ensure that we do not become subject to the SEC’s penny stock rules, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a significant portion of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expect, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. These considerations may limit our ability to complete the most attractive business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a significant portion of our shares could increase the probability that our initial business combination is unsuccessful and that you would have to wait for liquidation for your shares to be redeemed.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with the redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not consummate an initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, geopolitical tension and the other risks described herein. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, such as the duration and scope of the public health emergency and the actions taken by governmental authorities to contain its financial and economic impact, the outbreak of COVID-19 could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factor” section, such as those related to the market for our securities and cross-border transactions. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “–If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See

“Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to require us to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to require us to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to require us to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

On March 11, 2020 the World Health Organization declared the outbreak of COVID-19 as a pandemic and the United States has declared a national emergency and every state in the United States is under a federal disaster declaration. The COVID-19 pandemic has resulted in a widespread health crisis that has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. The business of any potential target business with which we consummate a business combination could be materially and adversely affected by the COVID-19 pandemic.

Many countries and states in the United States have issued orders requiring the closure of, or certain restrictions on the operation of, nonessential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks could lead to the re-introduction of such restrictions. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the actions to contain COVID-19 or treat its impact and shifts in behavior going forward, particularly as new variants, including the Delta and Omicron variants, continue to emerge, evolve and spread, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

Because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination. If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Furthermore, we are obligated to offer holders of our public shares the right to require us to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these limitations and obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient for us to operate for at least the 24 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or directors and executive officers to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only $1,500,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of the Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, will be sufficient for us to operate for at least the 24 months following the closing of the Initial Public Offering; however, our operating and transaction expenses may exceed this amount. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, directors and executive officers or other third parties to operate or may be forced to liquidate. Neither our Sponsor, directors or executive officers nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not completed our initial business combination within 24 months from the closing of the Initial

Public Offering because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. These shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us, including any regulatory actions successfully made against the trust account. Although, following our initial public offering, we will seek to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our directors and executive officers will consider whether competitive alternatives are reasonably available to the company and will only enter into an agreement with such third party that has not executed a waiver if our directors and executive officers believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters will not execute an agreement with us waiving such claims to the monies held in the trust account.

A third party may refuse to execute a waiver in numerous circumstances, such as the engagement of a third-party consultant whose particular expertise or skills are believed by our directors and executive officers to be superior to those of other consultants that would agree to execute a waiver or in cases where our directors and executive officers are unable to retain a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
     In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of the Initial Public Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

The grant of registration rights to our Sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the Class A ordinary shares into which Class B ordinary shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Class B ordinary shares and the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our Sponsor or its permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector and have not selected any specific target businesses to pursue in our initial business combination, you will not have the opportunity to assess the merits or risks of any particular target business’s operations.

We expect to focus our search for a target business in North America, Europe or Asia. We may pursue business combination opportunities in any industry, sector or location, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. If we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in those businesses. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to fully assess all of the risks or have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and we may be unable to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a decline in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value of their securities.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our directors and executive officers’ area of expertise.

We may consider a business combination outside of our directors and executive officers’ area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our directors and executive officers will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our directors and executive officers’ expertise, our directors and executive officers’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our directors and executive officers’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our directors and executive officers may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholder who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. As a result of changes in the market since our initial public offering, we may consider a target business in the fossil fuel industry, including the upstream, midstream and energy services sub-sectors. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2021 there were 200,000,000 and 5,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2021, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Description of Securities—Warrants—Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors in the Initial Public Offering;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Unlike most other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our Sponsor upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially and adversely affect subsequent attempts to identify and acquire or merge with another business. If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially and adversely affect subsequent attempts to identify and acquire or merge with another business. If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Our assessment of the management of a target business may be limited, and we may be unable to retain that management following a business combination.

When evaluating a prospective target business, our assessment of the target business’s management may be limited due to a lack of time, resources or information. Should the target business’s management not possess the skills or qualifications necessary to manage a public company or the acquired business, the operations and profitability of the post-combination business may be negatively impacted.

Although we would expect to retain some or all members of a target business’s management team following our initial business combination, members of the management of a target business may elect to depart. This could negatively affect the operations and profitability of the post-combination business. As a result of any of the foregoing, any shareholders who choose to remain shareholders following the business combination could suffer a decline in the value of their shares.

Ares may choose not to refer certain opportunities to us due to reputational interests, financial interests, confidentiality concerns, legal, regulatory, tax and any other interests or considerations relevant to Ares, its clients and their respective portfolio companies.

Ares, together with its affiliates, engages in a broad range of business activities and invests in a broad range of businesses and assets. Ares takes into account interests of its affiliates, funds and each of their respective portfolio companies (including reputational interests, financial interests, confidentiality concerns, legal, regulatory, tax and any other interests or considerations that arise from time to time) when determining whether to pursue (or how to structure) a potential transaction or investment opportunity. As a result, it is possible that Ares may choose not to refer a business opportunity to us or our officers or directors who are affiliated with Ares may choose not to pursue an opportunity notwithstanding that such opportunity would be attractive to us due to the reputational, financial, confidentiality, legal, regulatory, tax and/or other interests or considerations of Ares and its affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that are affiliated with our sponsor, executive officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Conflicts of Interest.” Our Sponsor, directors and executive officers, Ares, or its affiliates may sponsor, form or participate in other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Although we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination, any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination and may compete with us for business combination opportunities. Our Sponsor, executive officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not specifically focus on, or target, a transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), and conflicts of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On June 5, 2020, our Sponsor paid $25,000 to cover certain of our offering costs in consideration of Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. As a result of various transactions, our Sponsor (together with its permitted transferees) currently holds an aggregate of 25,000,000 Class B ordinary shares, which represents 20% of the outstanding shares after the Initial Public Offering. In addition, our Sponsor has purchased an aggregate of 15,333,333 Private Placement Warrants, including 1,733,333 additional Private Placement Warrants to cover over-allotments, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business within 24 months from the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence them in identifying and selecting a target business combination, completing an initial business combination and operating the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

To complete a business combination, we may issue notes or other debt securities or otherwise incur substantial debt, which may adversely affect our leverage and financial condition and negatively impact the value of our shares.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be dependent on a single business that may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the private placement of warrants provided us with up to $967.1 million that we may use to complete our initial business combination (after taking into account the $35,000,000 of deferred underwriting commissions being held in the trust account and the expenses of the Initial Public Offering).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. The lack of diversification that may result from completing our initial business combination with a single entity may subject us to numerous economic, competitive, geographic and regulatory factors. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

•	solely depend on the performance of a single business, property or asset; or

•	depend on the development or market acceptance of a single or limited number of products, processes or services.
Any of the foregoing risks could have a substantial adverse impact upon the particular industry in which we may operate following our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us to complete our initial business combination timely or at all. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable or attractive as the limited information may have indicated.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable or attractive as the limited information may have indicated.

Our directors and executive officers may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, our directors and executive officers may be unable to maintain control of the acquired business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our directors and executive officers will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to fully assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and we may be unable to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have required us to redeem their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may seek an alternate business combination.

To effectuate an initial business combination, blank check companies have amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

To effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then-outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to have their public shares redeemed for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some blank check companies have a provision in their charters that prohibits the amendment of certain of its provisions, including those relating to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our ordinary shares upon the closing of the Initial Public Offering, may participate in any vote to amend our amended and restated memorandum and articles of association or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to have their Class A ordinary shares redeemed upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient for our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and not previously released to us to pay our income taxes, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this annual report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and pandemics, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

Following the conclusion that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, and in connection with the amended quarterly report on Form 10-Q for the three months ended September 30, 2021 filed by the Company with the SEC on January 3, 2021 (“Amended Quarterly Report”), our management concluded that a material weakness exists in our internal control over financial reporting solely related to our accounting for complex financial instruments.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had a working capital deficit of $2.2 million. Further, we expect to incur significant costs in pursuit of our business combination plans. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to continue as a going concern.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the conclusion that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, and in connection with our Amended Quarterly Report, our management concluded that a material weakness exists in our internal control over financial reporting solely related to our accounting for complex financial instruments.

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

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, who are employed by an affiliate of our Sponsor, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors including, our chief executive officer, David B. Kaplan are and in the future will be required to commit time and attention to Ares and current and future Ares funds. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), Ares and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

In addition, if any of our executive officers ceased to be employed by an affiliate of our Sponsor, such individual may also no longer serve as one of our executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to effectuate our initial business combination and to successfully operate thereafter will depend on our key personnel, some of whom may join us following our initial business combination. The loss of, or inability to attract, key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to effectuate our initial business combination depends on the diligence, skill, judgment, business contacts and personal reputations of our key personnel. Our future success will depend upon our ability to retain our current key personnel and to recruit additional qualified personnel. If any of our key personnel join competitors or from competing companies, we may be unable to complete our initial business combination. We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel.

We anticipate that it will be necessary for us to add key personnel to complete our initial business combination or operate our post-combination business. However, the market for qualified professionals is extremely competitive and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors.

Our failure to appropriately address conflicts of interest could adversely affect our business and reputation.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we will seek to identify and combine with one or more businesses. Certain of our officers and directors have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which they are or will be required to present a business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. For example, certain of our officers and directors are also officers, managers or directors of Ares and certain of its affiliated funds and investment vehicles, and certain of their current or former portfolio companies. Some of these entities have limited partners or public equity holders to whom these individuals owe fiduciary duties. Accordingly, conflicts of interest may arise in determining the allocation of specific investment opportunities among Ares, its funds and investment vehicles, and us and the allocation of fees and costs among these entities. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our directors and officers or Ares or its affiliates may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, conflicts of interest may arise in determining the allocation of specific investment opportunities to any such companies and us and the allocation of fees and costs among these entities. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another Ares entity) for any director or officer, on the one hand, and us, on the other.

Though we believe we and Ares have appropriate means and oversight to resolve the foregoing conflicts, our judgment on any particular decision could be challenged. If we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.

Our executive officers and directors will allocate their time to other businesses, which could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full professional time to our affairs, which may result in conflicts of interest in allocating their time between our operations and identifying a potential acquisition target and their other professional responsibilities. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as, and may in the future serve as, officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our Sponsor after the consummation of the Initial Public Offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our Sponsor and indirect interests in our Class B ordinary shares and Private Placement Warrants which may result in interests that differ from the economic interests of the investors in the Initial Public Offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our Sponsor and our public shareholders that may not be resolved in favor of our public shareholders.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Although it is not our intention, we may enter into a business combination with a target business that is affiliated with our Sponsor, or one or more of our directors or executive officers or in which they have a direct or indirect pecuniary or financial interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence them in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. This could give rise to claim by us or our shareholders for a breach of their fiduciary duties to us as a matter of Cayman Islands law. However, we may not ultimately be successful in any claim we may make against them.

Compliance with United States securities laws may require additional time and resources.

Following our initial business combination, our directors and executive officers may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination may remain in place. Management of the target business may not be familiar with United States securities laws, compliance with which may place a strain on our systems and resources. If our directors and executive officers are not able to develop the necessary expertise, procedures and processes, we may be unable to report our financial information on a timely or accurate basis, which could subject us to adverse regulatory consequences, including sanctions by the Commission or violations of applicable NYSE listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could have a material adverse effect on us and lead to a decline in the price of our securities.

Risks Relating to Ownership of Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within 24 months from the closing of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have been approved to have our units listed on the NYSE and to have our Class A ordinary shares and warrants on or promptly after their date of separation. Although after giving effect to the Initial Public Offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be, listed on the NYSE in the future or prior to our initial business combination. To continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, to continue to maintain the listing of our securities on the NYSE.

For instance, for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure you that we will be able to meet those listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we have been approved to have our Class A ordinary shares and warrants listed on the NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of the Initial Public Offering and the sale of the Private Placement Warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Anti-dilution provisions of the Class B ordinary shares and other securities may result in additional dilution to holders of our Class A ordinary shares.

Our Sponsor acquired the Class B ordinary shares at a nominal price, significantly contributing to the dilution of holders of our Class A ordinary shares. This dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the Class B ordinary shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then-outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption, and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. Except as otherwise set forth herein, none of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that (a) the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and (b) certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the Private Placement Warrants will be redeemable by us as so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 20,000,000 of our Class A ordinary shares as part of the units offered in the Initial Public Offering, and we issued in a private placement 15,333,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if our Sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per warrant.

We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-fifth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other similar offerings whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one fifth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor (together with its permitted transferees) owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares (assuming it does not purchase any units in the Initial Public Offering). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any units in the Initial Public Offering or if our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual shareholder meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual shareholder meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, will control the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30, before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our directors and executive officers, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our directors.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of our directors and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Since only holders of our Class B ordinary shares have the right to vote on the election of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Class B ordinary shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us and is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us and is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association prior thereto and only then in cases where investors have sought to require us to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination and have not amended certain provisions of our amended and restated memorandum and articles of association within 24 months from the closing of the Initial Public Offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it were proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors or as having acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

We may not hold an annual shareholder meeting until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual shareholder meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold shareholder meetings to elect directors. Until we hold an annual shareholder meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual shareholder meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in the Initial Public Offering. In such an instance, our Sponsor and its transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and there is no information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company for which there is no information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

We may be a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

The securities in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders. In addition, we are allowed to remove permitted withdrawals to pay our taxes; this means that even with a positive interest rate, most or all of the interest income may be withdrawn by us and not be available to fund our business combination or to be returned to investors upon a redemption.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants, and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging - Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the audited statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly financial results.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by Ares or its affiliates or our directors and executive officers, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.

Information regarding performance by, or businesses associated with, Ares or its affiliates or our directors and executive officers is presented for informational purposes only. Any past experience and performance of Ares or its affiliates or our directors and executive officers is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of Ares or its affiliates or our directors and executive officers’ performance as indicative of the future performance of an investment in us, including whether we can provide an attractive return to our shareholders, or as indicative of every prior investment by our directors and executive officers. Ares and our directors and executive officers have had limited experience with blank check companies and special purpose acquisition companies. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and/or damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.

We and our Sponsor and its affiliates face increasingly frequent and sophisticated cyber and security threats, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we are affiliated with an alternative asset management firm and may hold confidential and other price sensitive information about existing and potential investments. We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of Ares and its third party vendors, and other third parties. Cyber attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.

The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any processes, procedures and internal controls we may implement to mitigate cybersecurity risks and cyber intrusions, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, will not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources. We may not have sufficient funding and resources to comply with evolving cybersecurity regulations and to continually monitor and enhance our cybersecurity procedures and controls.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 245 Park Avenue, 44th Floor, New York, New York 10167, and our telephone number is (212) 750-7300. The cost for our use of this space is included in the $16,667 per month fee we pay to our Sponsor for office space, utilities, secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “AAC.U”, “AAC” and “AAC WS”, respectively.

Holders

On February 25, 2022, there was one holder of record for our units, one holder of record for our Class A ordinary shares, four holders of our Class B ordinary shares and two holders of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On June 5, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. On January 13, 2021, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. These 150,000 Class B ordinary shares shall not be subject to forfeiture in the event the underwriters’ over-allotment is not exercised. The Sponsor had agreed to forfeit up to 3,262,500 Class B ordinary shares to the extent that the underwriters’ over-allotment option is not exercised in full so that the Class B ordinary shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Through February 4, 2021, the Company effectuated share recapitalizations resulting in the Sponsor (and its permitted transferees) holding an aggregate of 25,012,500 Class B ordinary shares. On February 4, 2021, the underwriters partially exercised their over-allotment option; thus, 12,500 shares of Class B ordinary shares were forfeited.

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

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of approximately $55.9 million (including deferred underwriting commissions of $35.0 million). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $1.0 billion of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this annual report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and certainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements”, “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

Overview

We are a blank check company formed on January 24, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The issuance of additional ordinary shares in connection with a business combination:

•may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

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

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt; and
•other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2021, we had approximately $0.7 million in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

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

Results of Operations

Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

We classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

For the year ended December 31, 2021, we had net income of $15,849,072, which consisted of a change in the fair value of warrant liabilities of $23,703,427 and investment income earned on investment held in Trust Account of $284,779, offset by offering costs of $1,677,518 and general and administrative costs of $6,461,616.

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2021, we had approximately $0.7 million in our operating bank account and working capital deficit of approximately $2.2 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Promissory Note in full on February 4, 2021.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. We have access to funds from the Sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the mandatory liquidation as stipulated in our certificate of incorporation. On March 1, 2022, the Company entered into a working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $2,500,000. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, off-balance sheet arrangements or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial and administrative support. This arrangement will terminate upon completion of our initial business combination or the distribution of the trust account to the public shareholders.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 100,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

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

We account for our 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially and subsequently measured using a Black-Scholes option pricing model at each measurement date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this annual report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

Management’s Annual Report on Internal Control over Financing Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting form due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below.
The Company’s Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares Management’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc. Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £84,806 in annual revenues in 2021 (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Bank Saderat Plc on November 24, 2021 and terminated its contract with Persia International Bank Plc on December 31, 2021. Daisy has given notice of termination of its contract with Melli Bank Plc, and such contract terminated on February 26, 2022. Following termination of the contracts, Daisy has not engaged and does not intend to engage in any further dealings or transactions with Melli Bank Plc, Persia International Bank Plc or Bank Saderat Plc.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
David B. Kaplan . . . . . . . . . . . . . . . . . . . . . .	54	Chief Executive Officer and Co-Chairman
Michael J Arougheti . . . . . . . . . . . . . . . . . .	49	Co-Chairman
Jarrod Phillips . . . . . . . . . . . . . . . . . . . . . . .	44	Chief Financial Officer
Allyson Satin . . . . . . . . . . . . . . . . . . . . . . . . .	36	Chief Operating Officer

Peter Ogilvie . . . . . . . . . . . . . . . . . . . . . . . .	39	Executive Vice President of Strategy
Stephen Davis . . . . . . . . . . . . . . . . . . . . . . . .	64	Director
Kathryn Marinello. . . . . . . . . . . . . . . . . . . . .	65	Director
Felicia Thornton. . . . . . . . . . . . . . . . . . . . . . .	58	Director

David B. Kaplan serves as Chief Executive Officer and is a Co-Chairman of the board of directors of AAC. Mr. Kaplan is a Co-Founder of Ares, a Director and Partner of Ares Management Corporation and Co-Chairman of the Ares Private Equity Group. He is a member of the Ares Executive Management Committee and on the Ares Private Equity Group’s Corporate Opportunities, Asia Private Equity and Special Opportunities Investment Committees. Mr. Kaplan joined Ares in 2003 from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was a Senior Partner of Apollo Management, L.P. and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves as Chairman of the supervisory board of directors of the parent entity of Mytheresa and as a member of the boards of directors of the parent entities of 99 Cents Only Stores LLC, Cooper’s Hawk Winery & Restaurants and Guitar Center Holdings, Inc. Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc. where he served as the company’s Chairman, GNC Holdings, Inc., Dominick’s Supermarkets, Inc., Stream Global Services, Inc., Orchard Supply Hardware Stores Corporation, Smart & Final, Inc. and Allied Waste Industries Inc. Mr. Kaplan also serves on the board of directors of Cedars-Sinai Medical Center and on the President’s Advisory Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance. We believe Mr. Kaplan is well qualified to serve as the Co-Chairman of our board of directors due to his knowledge of and extensive experience with leveraged finance, acquisitions and private equity investments, in addition to his service as a director of other public and private companies.

Michael J Arougheti serves as Co-Chairman of the board of directors of AAC. Mr. Arougheti is a Co-Founder of Ares and the Chief Executive Officer and President, as well as a Director of Ares Management Corporation. He is a member of the Ares Executive Management Committee. He additionally serves as Co-Chairman of Ares Capital Corporation (“ARCC”) and as a director of Ares Commercial Real Estate Corporation (“ACRE”). Mr. Arougheti also is a member of the Ares Credit Group’s U.S. Direct Lending and Pathfinder Fund Investment Committee, the Ares Equity Income Opportunity Strategy Portfolio Review Committee and the Ares Operations Management Group. Prior to joining Ares in 2004, Mr. Arougheti was employed by Royal Bank of Canada (“RBC”) from 2001 to 2004, where he was a Managing Partner of the Principal Finance Group of RBC Capital Partners and a member of the firm’s Mezzanine Investment Committee. Mr. Arougheti oversaw an investment team that originated, managed and monitored a diverse portfolio of middle-market leveraged loans, senior and junior subordinated debt, preferred equity and common stock and warrants on behalf of RBC and other third-party institutional investors. Mr. Arougheti joined RBC in October 2001 from Indosuez Capital, where he was a Principal and an Investment Committee member, responsible for originating, structuring and executing leveraged transactions across a broad range of products and asset classes. Prior to joining Indosuez in 1994, Mr. Arougheti worked at Kidder, Peabody & Co., where he was a member of the firm’s Mergers and Acquisitions Group. Mr. Arougheti also serves on the board of directors of Operation HOPE, a not-for-profit organization focused on expanding economic opportunity in underserved communities through education and empowerment. Additionally, he is a member of the PATH Organization Leadership Council. Mr. Arougheti received a B.A. in Ethics, Politics and Economics, cum laude, from Yale University. We believe Mr. Arougheti is well qualified to serve as the Co-Chairman of our board of directors due to his knowledge of and extensive experience in investment management, leveraged finance and financial services, which give the board valuable industry-specific knowledge and expertise on these and other matters and, in addition to his service as a director of other public companies.

Jarrod Phillips serves as Chief Financial Officer of AAC. Mr. Phillips is a Partner and Chief Financial Officer of Ares Management Corporation. He serves on the Ares Executive Management Committee. Prior to joining Ares in 2016, Mr. Phillips was a Partner at Deloitte & Touche LLP, where he focused on financial services and asset management assurance and advisory services. Mr. Phillips was a member of the board of directors of Safe & Sound, a not-for-profit dedicated to the strengthening of families and ending child abuse from 2010 until 2021 and is currently a member of the board of directors of School On Wheels, a not-for-profit providing tutoring and mentoring to students experiencing homelessness. Mr. Phillips holds a B.S. from Virginia Polytechnic Institute and State University in Accounting. Mr. Phillips holds a CPA license (inactive) in the State of California.

Allyson Satin serves as Chief Operating Officer of AAC. Ms. Satin is a Managing Director in Ares Strategic Initiatives. She additionally serves as a member of the Ares Diversity and Inclusion Council. Prior to joining Ares in 2009, Ms. Satin was an investment banking Analyst in the Global Financial Sponsors Group at Barclays Capital (formerly Lehman Brothers). Ms. Satin currently serves on the Board of Directors of 99 Cents Only Stores LLC and Unified Physician

Management. Ms. Satin holds a B.S. from the University of California, Berkeley Haas School of Business in Business Administration.

Peter Ogilvie serves as Executive Vice President of Strategy of AAC. Mr. Ogilvie is a Partner at Ares Management Corporation and Head of the Ares Corporate Strategy Team. Mr. Ogilvie co-founded the Corporate Strategy Team to drive growth and development across the Ares platform through acquisitions, balance sheet investments, partnerships and new team onboarding. He has led the Corporate Strategy Team’s efforts on numerous transactions including the acquisition of American Capital, Ltd. by Ares Capital Corporation, the business development company managed by Ares, and the formation of Ares’ business partnership with Sumitomo Mitsui Banking Corporation. Mr. Ogilvie serves as a board member for LightPoint Financial Technology and Ares Australia Management. Mr. Ogilvie joined Ares in 2007 in the U.S. Direct Lending Group and previously worked in the Leveraged Finance and Restructuring Group at Credit Suisse. Mr. Ogilvie holds a B.A. from Yale University in Economics.

Stephen Davis serves as a director of Ares Acquisition Corporation. Mr. Davis currently serves as a senior strategic advisor and the interim director, China Country Office, at the Bill & Melinda Gates Foundation since September 2020. Mr. Davis serves as co-chair of the World Health Organization’s Digital Health Technical Advisory Group and is a member of numerous boards and advisory committees. Mr. Davis is a lecturer at the Stanford Graduate School of Business, a Distinguished Fellow at the World Economic Forum, and a member of the Council on Foreign Relations. Previously, Mr. Davis served as the president and Chief Executive Officer of PATH, a leading global health innovation organization from June 2012 to January 2020. Mr. Davis also served as the Director of Social Innovation at McKinsey & Company, a global consultancy firm from 2010 to 2012. Mr. Davis served as the Chief Executive Officer of Corbis Corporation, a digital media pioneer from 1997 to 2007. Mr. Davis was an attorney at K&L Gates from 1988 to 1993. Mr. Davis received a B.A. in Religion and Politics from Princeton University, a M.A. in China Studies from the University of Washington and a J.D. from Columbia University School of Law.

Kathryn Marinello serves as a director of Ares Acquisition Corporation. Ms. Marinello is the Chief Executive Officer of PODS, a moving and storage company. From January 2017 to June 2020, Ms. Marinello was the President, Chief Executive Officer, and a member of the board of directors of Hertz Global Holdings, Inc., the parent company of the Hertz Corporation, which operates the Hertz, Dollar and Thrifty vehicle rental brands and is one of the largest worldwide vehicle rental companies. In May 2020, Hertz filed voluntary petitions for relief under chapter 11 of title 11 of the U.S. Bankruptcy Code primarily due to the impact of the COVID-19 pandemic. From 2014 to 2017, Ms. Marinello was a consultant to Ares Management LLC where she assisted in targeting and acquiring companies. Ms. Marinello also served as Chair, President and Chief Executive Officer of
Stream Global Services, Inc., a business process outsourcing service provider and a former Ares portfolio company from 2010 to March 2014. From 2006 to 2010, Ms. Marinello served as Chair, Chief Executive Officer and President of Ceridian Corporation, a provider of human resources software and services. From 1997 to 2006, Ms. Marinello held several senior roles at General Electric Co. Ms. Marinello currently serves as Chairperson of the board of directors of Concentrix Corporation (NASDAQ: CNXC), and as a member of the board of directors of AB Volvo. She previously served as a member of the boards of directors of The Nielsen Company B.V. from 2014 to 2017, General Motors Company (NYSE: GM) from 2007 to 2016, and RealPage, Inc. (NASDAQ: RP) from 2015 to 2017. Ms. Marinello holds a Master of Business Administration from Hofstra University and a Bachelor of Arts from State University of New York at Albany.

Felicia Thornton serves as a director of Ares Acquisition Corporation. Ms. Thornton currently serves as Vice Chairman of the board of directors of Number Holdings, Inc., the parent entity of 99 Cents Only Stores LLC, a deep-discount retailer, having previously held executive positions at 99 Cents Only Stores LLC, including Interim Chief Executive Officer from June 2019 to March 2020 and Chief Financial Officer and Treasurer from November 2015 to August 2018. Ms. Thornton currently serves as a member of the boards of directors of PACTIV Evergreen Inc., a fresh food packaging company, where she currently serves as the chair of the Audit Committee, Convergint Technologies Group L.P., a global independent security integration company, where she currently serves as the chair of the Audit Committee, CoolSys, Inc., a private refrigeration and HVAC servicing company, where she currently serves as chair of the Audit Committee and Floor & Decor Holdings, Inc., a specialty retailer of hard surface flooring and related accessories, where she currently serves as the chair of the Nominating and Corporate Governance Committee. Previously, Ms. Thornton served as Co-Chief Executive Officer, President and Chief Operating Officer for DeMoulas Super Market, Inc., (“DeMoulas”), a supermarket chain, from June 2014 to December 2014 and as the Chief Executive Officer of Knowledge Universe U.S., a private childhood education company, from 2006 to 2011. Ms. Thornton served as Chief Financial Officer and led overall strategy for Albertsons, a grocery and drugstore company, from 2001 to 2006. Ms. Thornton served in a variety of executive strategic and financial roles from 1992 to 2000 for Ralphs Grocery
Company, Inc., a grocery store chain, and for Fred Meyer, a retail supermarket company, both of which eventually became part of The Kroger Company, a global retailer of grocery, multi-department, discount, convenience and jewelry stores, where Ms. Thornton served as Group Vice President responsible for retail operations. Ms. Thornton has served as a member of the boards of directors of public and private companies, including Nordstrom, Inc., a luxury retailer, from November 2010 to May 2012 and for Knowledge Universe Education, Inc. from November 2006 to May 2012. Ms. Thornton is a fellow of the National Association of Corporate Directors and a member of the Latino Corporate Director Association. Ms. Thornton received a B.S. in Economics from Santa Clara University and an M.B.A. from the University of Southern California.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual shareholder meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual shareholder meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of David B. Kaplan and Michael J Arougheti, will expire at our first annual shareholder meeting. The term of office of the second class of directors, consisting of Stephen Davis and Kathryn Marinello, will expire at our second annual shareholder meeting. The term of office of the third class of directors, consisting of Felicia Thornton, will expire at our third annual shareholder meeting. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Class B ordinary shares. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. The provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our Sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that each of Stephen Davis, Kathryn Marinello and Felicia Thornton are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Kathryn Marinello, Stephen Davis and Felicia Thornton serve as members of our audit committee. Our board of directors has determined that each of Kathryn Marinello, Stephen Davis and Felicia Thornton is independent under the NYSE listing standards and applicable SEC rules. Felicia Thornton serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that each of Kathryn Marinello and Felicia Thornton qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
•monitoring the independence of the independent registered public accounting firm;

•verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•inquiring and discussing with our directors and executive officers our compliance with applicable laws and regulations;

•pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•appointing or replacing the independent registered public accounting firm;

•determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between our directors and executive officers and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

•reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Kathryn Marinello, Stephen Davis and Felicia Thornton, and Stephen Davis serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Kathryn Marinello, Stephen Davis and Felicia Thornton is independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, directors, executive officers, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which will be specified in a charter to be adopted by us, generally provides that persons to be nominated:

•should have demonstrated notable or significant achievements in business, education or public service;

•should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Kathryn Marinello, Stephen Davis and Felicia Thornton, and Kathryn Marinello serves as chairman of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Kathryn Marinello, Stephen Davis and Felicia Thornton is independent. We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•reviewing and approving the compensation of all of our other Section 16 executive officers;

•reviewing our executive compensation policies and plans;

•implementing and administering our incentive compensation equity-based remuneration plans;

•assisting our directors and executive officers in complying with our proxy statement and annual report disclosure requirements;

•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•producing a report on executive compensation to be included in our annual proxy statement; and

•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is posted on our website and a copy will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•directors should not improperly fetter the exercise of future discretion;

•duty to exercise powers fairly as between different sections of shareholders;

•duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

Certain of our directors and executive officers currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, Ares and the Ares funds or their current or former portfolio companies.

These funds may have overlapping investment objectives and potential conflicts may arise with respect to Ares’ decision regarding how to allocate investment opportunities among these funds. If any of our directors and executive officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which he or she has then-current fiduciary or contractual obligations (including, without limitation, any Ares funds or their current or former portfolio companies, or another entity affiliated with one of our directors), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity, before we can pursue such opportunity. If Ares, the Ares funds or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Ares or our directors and executive officers may be suitable for both us and Ares, a current or future Ares fund or one or more of their portfolio companies and, subject to applicable fiduciary duties or contractual obligations, will first be directed to Ares, such fund, investment vehicle or portfolio company before being directed, if at all, to us. None of Ares or any of our directors and executive officers who are also employed by Ares or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware in their capacities as employees of Ares, its funds or their portfolio companies. However, we do not expect these duties or contractual obligations to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another Ares entity) for any director or officer, on the one hand, and us, on the other.

We may, at our option, pursue an acquisition opportunity jointly with Ares, one or more parties affiliated with Ares, including without limitation, officers and affiliates of Ares or Ares funds, or investors in such Ares funds, or another entity affiliated with one of our directors. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof.

In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors including, our chief executive officer, David B. Kaplan are and in the future will be required to commit time and attention to Ares and Ares funds. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), Ares and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
David B. Kaplan . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Director, Co-Founder and Co-Chairman of Private Equity Group
	New Guitar Center Holdings, Inc.	Retail	Director
	Number Holdings, Inc.	Retail	Director
	CHWR Group GP LLC	Restaurant & Hospitality	Director
	MYT Netherlands Parent B.V	Retail	Director, Interim Chair
	Cedars-Sinai Medical Center	Non-profit	Director
Michael J Arougheti . . .	Ares Management Corporation(1)	Investment Management, Various	Director, Co-Founder President, Chief Executive Officer
	Ares Commercial Real Estate Corporation	Investment Management	Director
	Ares Capital Corporation	Investment Management	Co-Chairman
	Operation HOPE	Non-profit	Director
Jarrod Phillips . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Chief Financial Officer
Allyson Satin . . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Managing Director
	Number Holdings, Inc.	Retail	Director
Peter Ogilvie . . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Partner; Ares Strategy and Relationship Management Group
	LightPoint Financial Technology	Technology	Director
	Ares Australia Management	Investment Management	Director
Stephen Davis . . . . .. . . .	Bill & Melinda Gates Foundation	Non-profit	Senior Strategic Advisor
	World Health Organization Advisory Group	Agency	Member
Kathryn Marinello . . . . .	PODS	Storage	Chief Executive Officer
	Concentrix Corporation	Technology	Chairperson; Director
	AB Volvo	Automotive	Director
Felicia Thornton . . . . .	Number Holdings, Inc.	Retail	Vice Chairman
	Floor & Decor Holdings, Inc.	Retail	Director
	Convergint Technologies Group, L.P.	Technology	Director
	CoolSys, Inc.	Service	Director
	PACTIV Evergreen, Inc.	Packaging	Director

(1) Includes certain of its funds and other affiliates, including portfolio companies.

Potential investors should also be aware of the following other potential conflicts of interest:

•Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•Our Sponsor subscribed for Class B ordinary shares prior to the date of the Initial Public Offering and will purchase Private Placement Warrants in a transaction that will close simultaneously with the closing of the Initial Public Offering.

•Our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B ordinary shares and public shares in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its Class B ordinary shares if we fail to complete our initial business combination within the prescribed time frame. If we do not consummate an initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Class B ordinary shares until the earliest of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•Our Sponsor, directors or executive officers or any of their affiliates may make additional investments in us in connection with our initial business combination, although they are under no obligation to do so. If our sponsor or any of its affiliates (including, without limitation, any Ares funds or their portfolio companies) elect to make additional investments or provide financing, such proposed transactions could influence our sponsor’s motivation to complete our initial business combination. Ares and its affiliates and certain of the Ares funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition, financing or disposition of any target business that we may make.

•Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our directors and officers or Ares or its affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. In addition, funds managed by Ares may have provided debt to companies we pursue and such debt may or may not be paid off in connection with a potential business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the director and officer teams.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we pay our Sponsor for office space, utilities, secretarial and administrative support provided to us in the amount of $16,667 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, directors and executive officers have agreed to vote their Class B ordinary shares and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation from the company for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, have agreed to pay our Sponsor for office space, utilities, secretarial and administrative support provided to us in the amount of $16,667 per month. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or executive officers who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or executive officers. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that our directors and executive officers maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our directors and executive officer’s motivation in identifying or selecting a target business but we do not believe that the ability of our directors and executive officers to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•each of our executive officers and directors that beneficially owns our ordinary shares; and

•all our executive officers and director as a group.

The following table is based on 125,000,000 ordinary shares issued and outstanding at February 25, 2022, of which 100,000,000 were Class A ordinary shares and 25,000,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Class A ordinary shares		Class B ordinary shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)		Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
Ares Acquisition Holdings L.P. (our Sponsor)(3)	—	—	24,850,000		99.40%	19.88%
David B. Kaplan	—	—	—	(4)	—	—
Michael J Arougheti	—	—	—	(4)	—	—
Jarrod Phillips	—	—	—	(4)	—	—
Allyson Satin	—	—	—	(4)	—	—
Peter Ogilvie	—	—	—	(4)	—	—
Stephen Davis	—	—	50,000		*	*

Kathryn Marinello	—	—	50,000	*	*
Felicia Thornton	—	—	50,000	*	*
All officers and directors as a group (eight individuals)	—	—	150,000	*	*

* Less than one percent.

(1)Unless otherwise noted, the business address of each of our shareholders is c/o Ares Management LLC, 245 Park Avenue, 44th Floor, New York, NY 10167
(2)Interests shown consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination (as discussed in Note 6).
(3)Ares Acquisition Holdings LP (our Sponsor) is a Cayman Islands limited partnership managed by affiliates of Ares. Ares Acquisition Holdings is the general partner of our Sponsor. Ares Investment Holdings LLC is the general partner of Ares Acquisition Holdings. Ares Investment Holdings LLC is an indirect subsidiary of Ares Management Corporation (“Ares Management”). Ares Management GP LLC (“Ares Management GP”) is the sole holder of the Class B common stock, $0.01 par value per share, of Ares Management (the “Ares Class B Common Stock”) and Ares Voting LLC (“Ares Voting”) is the sole holder of the Class C common stock, $0.01 par value per share, of Ares Management (the “Ares Class C Common Stock”). Pursuant to Ares Management’s Certificate of Incorporation, the holders of the Ares Class B Common Stock and the Ares Class C Common Stock, collectively, will generally have the majority of the votes on any matter submitted to the stockholders of Ares Management if certain conditions are met. The sole member of both Ares Management GP and Ares Voting is Ares Partners Holdco LLC (“Ares Partners”). Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, Ryan Berry, R. Kipp deVeer, David Kaplan, Antony Ressler and Bennett Rosenthal (collectively, the “Board Members”). Mr. Ressler generally has veto authority over Board Members’ decisions.
(4)Does not include any shares indirectly owned by this individual as a result of his partnership interest in our Sponsor.

Our Sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 5, 2020, our Sponsor paid $25,000 to cover certain of our offering costs in consideration of Class B ordinary shares, par value $0.0001. On January 13, 2021, our Sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. As a result of various transactions, our Sponsor (together with its permitted transferees) currently holds an aggregate of 25,000,000 Class B ordinary shares. The number of Class B ordinary shares issued in the stock splits and the number of shares surrendered by our Sponsor was determined based on the expectation that the Class B ordinary shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering.

Our Sponsor purchased an aggregate of 15,333,333 Private Placement Warrants for a purchase price of $1.50 per whole warrant in private placements in connection with the closing of the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

As described in “Item 1. Business—Sources of Target Businesses” and “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest”, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We may, at our option, pursue an acquisition opportunity jointly with Ares, one or more parties affiliated with Ares, including without limitation, officers and affiliates of Ares or Ares funds, or investors in such Ares funds. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof.

Our executive offices are located at 245 Park Avenue, 44th Floor, New York, NY 10167. The cost for our use of this space is included in the $16,667 per month fee we pay to our Sponsor for office space, utilities, secretarial and administrative support, commencing on February 4, 2021. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On June 5, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering, which was amended and restated on December 31, 2020. The Promissory Note was non-interest bearing, unsecured and payable upon the completion of the Initial Public Offering. The Company had borrowed $278,085 under the Promissory Note and fully repaid the Promissory Note on February 4, 2021.

In addition, to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, our directors and executive officers who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our Sponsor will be entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the Class B ordinary shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, as long as our Sponsor holds any securities covered by the registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the costs and expenses of filing any such registration statements.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter, providing for the review, approval or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An independent director is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the directors exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Kathryn Marinello, Stephen Davis and Felicia Thornton are independent directors as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled $112,270. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit related fees for the year ended December 31, 2021.

Tax Fees. We did not pay Withum for tax fees for the year ended December 31, 2021.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K:

1. Financial Statements: See “Index to Financial Statements” at page F-1.

(b) Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on January 26, 2021 (File No. 333-252163)).
4.3	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed on January 26, 2021 (File No. 333-252163)).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed on January 26, 2021 (File No. 333-252163)).
4.5*	Description of Securities.
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
10.5	Administrative Services Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on January 26, 2021 (File No. 333-252163)).
10.7	Amended & Restated Promissory Note, dated as of December 31, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on January 15, 2021 (File No. 333-252163)).
10.8	Securities Subscription Agreement, dated June 5, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on January 26, 2021 (File No. 333-252163)).
10.9*	Working Capital Loan Agreement between the Company and the Sponsor
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

Item 16. Form 10–K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES ACQUISITION CORPORATION

Dated: March 4, 2022	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ David B. Kaplan	Chief Executive Officer and Co-Chairman	March 4, 2022
David B. Kaplan	(Principal Executive Officer)

/s/ Michael J Arougheti	Co-Chairman	March 4, 2022
Michael J Arougheti

/s/ Jarrod Phillips	Chief Financial Officer	March 4, 2022
Jarrod Phillips	(Principal Financial and Accounting Officer)

/s/ Stephen Davis	Director	March 4, 2022
Stephen Davis

/s/ Kathryn Marinello	Director	March 4, 2022
Kathryn Marinello

/s/ Felicia Thornton	Director	March 4, 2022
Felicia Thornton

ARES ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and the period from January 24, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders' Equity (Deficit) for the year ended December 31, 2021 and the period from January 24, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and the period from January 24, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Ares Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ares Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from January 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from January 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 4, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York
March 4, 2022

ARES ACQUISITION CORPORATION
BALANCE SHEETS

	As of December 31,	As of December 31,
	2021	2020
Assets
Current assets:
Cash	$749,510	$—
Prepaid expenses	536,382	—
Deferred offering costs	—	523,475
Total current assets	1,285,892	523,475
Investments held in Trust Account	1,000,284,779	—
Total assets	$1,001,570,671	$523,475
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accrued expenses	$3,476,416	$364,935
Accrued expenses - related party	46,900	—
Promissory note - related party	—	147,385
Total current liabilities	3,523,316	512,320
Warrant liabilities	31,704,522	—
Deferred underwriting commissions	35,000,000	—
Total liabilities	70,227,838	512,320
Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 100,000,000 and 0 shares subject to possible redemption at $10.00 per share at December 31, 2021 and 2020	1,000,000,000	—
Shareholders’ equity (deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at December 31, 2021 and 2020(1)	2,500	2,500
Additional paid-in capital	—	22,500
Accumulated deficit	(68,659,667)	(13,845)
Total shareholders’ equity (deficit)	(68,657,167)	11,155
Total liabilities and shareholders’ equity (deficit)	$1,001,570,671	$523,475

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amount as of December 31, 2020 has been retroactively restated to account for the share recapitalization events as discussed in Note 4.

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from January 24, 2020 (inception) through December 31, 2020

General and administrative expenses	$6,461,616	$13,845
Loss from operations	(6,461,616)	(13,845)
Other income (expense):
Investment income earned on investments held in Trust Account	284,779	—
Offering costs associated with warrants recorded as liabilities	(1,677,518)	—
Change in fair value of warrant liabilities	23,703,427	—
Total other income	22,310,688	—
Net income (loss)	$15,849,072	$(13,845)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	100,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.13	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$(0.00)

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amount as of December 31, 2020 has been retroactively restated to account for the share recapitalization events as discussed in Note 4.

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class B
	Shares	Amount
Balance at January 24, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	25,000,000	2,500	22,500	—	25,000
Net loss	—	—	—	(13,845)	(13,845)
Balance at December 31, 2020(1)	25,000,000	$2,500	$22,500	$(13,845)	$11,155
Accretion of Class A ordinary shares to redemption amount	—	—	(22,500)	(84,494,894)	(84,517,394)
Net income	—	—	—	15,849,072	15,849,072
Balance at December 31, 2021	25,000,000	$2,500	$—	$(68,659,667)	$(68,657,167)

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amount as of December 31, 2020 has been retroactively restated to account for the share recapitalization events as discussed in Note 4.

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from January 24, 2020 (inception) through December 31, 2020
Cash flows from operating activities:
Net income (loss)	$15,849,072	$(13,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(284,779)	—
Offering costs associated with warrants recorded as liabilities	1,677,518	—
Change in fair value of warrant liabilities	(23,703,427)	—
Excess of fair value over cost on sale of Private Placement Warrants	2,146,129	—
Changes in operating assets and liabilities
Prepaid expenses	(536,382)	—
Accrued expenses	3,391,416	—
Accrued expenses - related party	46,900	—
Payment of formation costs through issuance of Class B ordinary shares	—	13,845
Net cash used in operating activities	(1,413,553)	—
Cash flows from investing activities:
Cash deposited in Trust Account	(1,000,000,000)	—
Net cash used in investing activities	(1,000,000,000)	—
Cash flows from financing activities:
Proceeds received from initial public offering, gross	1,000,000,000	—
Proceeds received from sale of Private Placement Warrants	23,000,000	—
Payment of underwriter commissions	(20,000,000)	—
Payment of offering costs	(836,937)	—
Net cash provided by financing activities	1,002,163,063	—
Net change in cash	749,510	—
Cash – beginning of period	—	—
Cash – end of period	$749,510	$—
Supplemental disclosure of non-cash activities
Deferred offering costs included in accrued offering costs	$—	$364,935
Formation and offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid by the Sponsor through promissory note	$—	$147,385
Accrued offering costs	$85,000	$—
Deferred underwriter’s commissions in connection with the initial public offering	$35,000,000	$—

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 5). The Public Shares will be classified

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed to vote their Class B ordinary shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct conversion pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from converting its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The initial shareholders have agreed (i) to waive their redemption rights with respect to their Class B ordinary shares and Public Shares held by them in connection with the completion of a Business Combination and (ii) not to propose an amendment to (a) modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by the Combination Period (as defined below) or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Class B ordinary shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonable possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2021, the Company had investments held in the Trust Account of $1.0 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares,

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on February 4, 2021.

As of December 31, 2021, the Company had a working capital deficit of approximately $2.2 million, current liabilities of $3.5 million and approximately $0.7 million in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the certificate of incorporation. As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan (see Note 4). Management further intends to close a Business Combination before the mandatory liquidation date.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information because available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, the Company had no cash equivalents held outside the Trust Account. As of December 31, 2020, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

At December 31, 2021 and 2020, the carrying values of cash, accounts payable, accrued expenses, accrued expenses related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between temporary equity and expense. Offering costs associated with warrant liabilities were expensed as incurred, presented as other expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs totaled $55.9 million (consisting of $20.0 million of underwriting fees, $35.0 million of deferred underwriting fees and $0.9 million of other offering costs), of which $1.7 million was expensed and $54.3 million was charged to temporary equity.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 100,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet. At December 31, 2020, there were no Class A ordinary shares subject to possible redemption.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$1,000,000,000
Less:
Proceeds allocated to Public Warrants	(30,261,819)
Class A ordinary shares issuance costs	(54,255,575)
Plus:
Accretion of carrying value to redemption value	84,517,394
Class A ordinary shares subject to possible redemption	$1,000,000,000

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the year ended December 31, 2021	For the period from January 24, 2020 (inception) through December 31, 2020
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Allocation of net income	$12,679,258	$—
Net income attributable to Class A ordinary shares	$12,679,258	$—
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	100,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.13	$—

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$15,849,072	$(13,845)
Net income allocable to Class A ordinary shares	(12,679,258)	—
Net income (loss) attributable to Class B ordinary shares	$3,169,814	$(13,845)
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$(0.00)

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

The Company accounts for its 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially and subsequently measured using a Black-Scholes option pricing model at each measurement date.

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

4. RELATED PARTY TRANSACTIONS

Class B Ordinary Shares

On June 5, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. On January 13, 2021, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. These 150,000 Class B ordinary shares shall not be subject to forfeiture in the event the underwriters’ over-allotment is not exercised. The Sponsor had agreed to forfeit up to 3,262,500 Class B ordinary shares to the extent that the underwriters’ over-allotment option is not exercised in full so that the Class B ordinary shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Offering. Through February 4, 2021, the Company effectuated share recapitalizations resulting in the Sponsor (and its permitted transferees) holding an aggregate of 25,012,500 Class B ordinary shares. On February 4, 2021, the underwriters partially exercised their over-allotment option; thus, 12,500 shares of Class B ordinary shares were forfeited. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 6.

The initial shareholders agreed not to transfer, assign or sell any of the Class B ordinary shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) subsequent to the consummation of a Business Combination, (a) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (b) subsequent to a Business Combination, the date on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on the date of the prospectus, to pay an affiliate of the Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial and administrative support. This arrangement will terminate upon completion of a Business Combination or the distribution of the trust account to the public shareholders. The Company incurred $183,337 for the year ended December 31, 2021 in expenses in connection with such services during the period from February 4, 2021 through December 31, 2021 as reflected in the accompanying statements of

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
operations. As of December 31, 2021 and 2020, the Company had no outstanding balance in accrued expenses - related party in connection with such services as reflected in the accompanying balance sheets.

Advances from Related Parties

Affiliates of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of December 31, 2021, there was $46,900 in accrued expenses - related party as reflected in the accompanying balance sheets.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Class B ordinary shares, Private Placement Warrants (and the Class A ordinary shares underlying such Private Placement Warrants) and Private Placement Warrants that may be issued upon conversion of Working Capital Loans were entitled to registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders were entitled to “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

6. SHAREHOLDER’S EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 100,000,000 shares issued and outstanding, which are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheets. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of December 31, 2020 have been retroactively restated to account for the share recapitalization events as discussed in Note 4. At December 31, 2021 and December 31, 2020, there were 25,000,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

7. WARRANTS

As of December 31, 2021, there were 35,333,333 warrants outstanding (15,333,333 Private Placement Warrants and 20,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•in whole and not in part;

•at a price of $0.01 per warrant;

•upon not less than 30 days’ prior written notice of redemption; and

•if, and only if, the reported last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Class B ordinary shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

At December 31, 2021, assets held in the Trust Account were comprised of $1.0 billion investments in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets, at fair value
Investments held in Trust Account:	$1,000,284,779	$—	$—
Liabilities, at fair value
Public Warrants	$17,822,000	$—	$—
Private Placement Warrants	$—	$—	$13,882,522

There were no assets or liabilities measured at fair value as of December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2021 to December 31, 2021 except for the transfer from Level 3 to Level 1 of the Public Warrants, which started trading on an active market in February 2021. Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transferred out of Level 3 totaling $17.5 million.

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s statements of operations.

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2021, the Public Warrants were determined to be $0.89 per warrant for an aggregate value of $17.8 million.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

The fair value of the Private Placement Warrants was estimated at initial measurement and at December 31, 2021 using the Black-Scholes option pricing model and the following assumptions:

	As of December 31, 2021	As of February 4, 2021
Exercise price	$11.50	$11.50
Stock price	$9.74	$9.69
Term (in years)	5.00	5.00
Volatility	15.00%	25.00%
Risk-free interest rate	1.26%	0.75%
Dividend yield	—%	—%

The primary significant unobservable input used in the fair value measurement of the Company's Private Placement Warrants is the expected volatility of the ordinary share. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. In determining the expected volatility, the Company derived the expected volatility from observable pricing of the Public Warrants.

On February 4, 2021, the Private Placement Warrants were determined to be $1.64 per warrant for aggregate value of $25.1 million. The excess of fair value over the purchase price of the Private Placement Warrants of $23.0 million was $2.1 million, which is presented within general and administrative expenses in the Company’s statements of operations.

As of December 31, 2021, the Private Placement Warrants were determined to be $0.91 per warrant for an aggregate value of $13.9 million.

The change in the fair value of the Level 3 warrant liabilities for the year ended December 31, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Placement Warrants	55,407,948
Transfer of Public Warrants to Level 1	(17,500,000)
Change in fair value recognized in earnings	(24,025,426)
Warrant liabilities, December 31, 2021	$13,882,522

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued require potential adjustment to or disclosure in the financial statements. Other than as described below, the Company concluded that there have been no events that have occurred that would require adjustments to the financial statements.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
On March 1, 2022, the Company entered into a working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $2,500,000, for ongoing business expenses and the Business Combination. As of March 4, 2022, the Company had no outstanding borrowings under the working capital loan agreement.