Form 10-Q
period 2022-03-31
Ares Acquisition Corp
filed 2022-05-11
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of May 6, 2022, 100,000,000 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q
2

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	As of March 31,	As of December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$491,362	$749,510
Prepaid expenses	421,380	536,382
Total current assets	912,742	1,285,892
Investments held in Trust Account	1,000,615,298	1,000,284,779
Total assets	$1,001,528,040	$1,001,570,671
Liabilities and shareholders’ deficit
Current liabilities
Accrued expenses	$2,563,212	$3,476,416
Accrued expenses - related party	471	46,900
Working capital loan	1,000,000	—
Total current liabilities	3,563,683	3,523,316
Warrant liabilities	14,558,368	31,704,522
Deferred underwriting commissions	35,000,000	35,000,000
Total liabilities	53,122,051	70,227,838
Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 100,000,000 shares subject to possible redemption at $10.00 per share at March 31, 2022 and December 31, 2021	1,000,000,000	1,000,000,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	2,500	2,500
Accumulated deficit	(51,596,511)	(68,659,667)
Total shareholders’ deficit	(51,594,011)	(68,657,167)
Total liabilities and shareholders’ deficit	$1,001,528,040	$1,001,570,671

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2022	2021

General and administrative expenses	$413,517	$2,352,640
Loss from operations	(413,517)	(2,352,640)
Other income (expense):
Investment income earned on investments held in Trust Account	330,519	40,379
Offering costs associated with warrants recorded as liabilities	—	(1,674,648)
Change in fair value of warrant liabilities	17,146,154	24,367,413
Total other income	17,476,673	22,733,144
Net income	$17,063,156	$20,380,504

Basic and diluted weighted average shares outstanding of Class A ordinary shares	100,000,000	100,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.14	$0.16
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,000,000	25,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.14	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the three months ended March 31, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance at December 31, 2021	25,000,000	$2,500	$—	$(68,659,667)	$(68,657,167)
Net income	—	—	—	17,063,156	17,063,156
Balance at March 31, 2022	25,000,000	$2,500	$—	$(51,596,511)	$(51,594,011)

	For the three months ended March 31, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance at December 31, 2020	25,000,000	$2,500	$22,500	$(13,845)	$11,155
Accretion of Class A ordinary shares to redemption amount	—	—	(22,500)	(84,444,773)	(84,467,273)
Net income	—	—	—	20,380,504	20,380,504
Balance at March 31, 2021	25,000,000	$2,500	$—	$(64,078,114)	$(64,075,614)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$17,063,156	$20,380,504
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(330,519)	(40,379)
Offering costs associated with warrants recorded as liabilities	—	1,674,648
Change in fair value of warrant liabilities	(17,146,154)	(24,367,413)
Excess of fair value over cost on sale of Private Placement Warrants	—	2,146,129
Changes in operating assets and liabilities
Prepaid expenses	115,002	(925,360)
Accrued expenses	(913,204)	75,155
Accrued expenses - related party	(46,429)	12,500
Net cash used in operating activities	(1,258,148)	(1,044,216)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(1,000,000,000)
Net cash used in investing activities	—	(1,000,000,000)
Cash flows from financing activities:
Proceeds received from working capital loan	1,000,000	—
Proceeds received from initial public offering, gross	—	1,000,000,000
Proceeds received from sale of Private Placement Warrants	—	23,000,000
Payment of underwriter commissions	—	(20,000,000)
Payment of offering costs	—	(765,091)
Net cash provided by financing activities	1,000,000	1,002,234,909
Net change in cash	(258,148)	1,190,693
Cash – beginning of period	749,510	—
Cash – end of period	$491,362	$1,190,693
Supplemental disclosure of non-cash activities
Accrued offering costs	$—	$103,855
Deferred underwriter’s commissions in connection with the initial public offering	$—	$35,000,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, $1.0 billion ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 5). The Public Shares will be classified

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed to vote their Class B ordinary shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on March 4, 2022.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonable possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact is not readily determinable as of the date of the unaudited condensed financial statements.

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2022, the Company had investments held in the Trust Account of $1.0 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on February 4, 2021. Borrowings under the Promissory Note are no longer available.

As of March 31, 2022, the Company had a working capital deficit of approximately $2.7 million, current liabilities of $3.6 million and approximately $0.5 million in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through February 4, 2023, the mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial Business Combination prior to such date. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the certificate of incorporation. As of March 31, 2022, there were $1,000,000 outstanding under the Working Capital Loans (see Note 4). Management further intends to close a Business Combination before the mandatory liquidation date.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information because available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents held outside the Trust Account.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At March 31, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, accrued expenses related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 100,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,000,000,000
Less:
Proceeds allocated to Public Warrants	(30,261,819)
Class A ordinary shares issuance costs	(54,255,575)
Plus:
Accretion of carrying value to redemption value	84,517,394
Class A ordinary shares subject to possible redemption	$1,000,000,000

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the three months ended March 31,
	2022	2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Allocation of net income	$13,650,525	$16,304,403
Net income attributable to Class A ordinary shares	$13,650,525	$16,304,403
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	100,000,000	100,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.14	$0.16

Class B ordinary shares
Numerator: Net income minus net income allocable to Class A ordinary shares
Net income	$17,063,156	$20,380,504
Net income allocable to Class A ordinary shares	(13,650,525)	(16,304,403)
Net income attributable to Class B ordinary shares	$3,412,631	$4,076,101
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	25,000,000	25,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.14	$0.16

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Working Capital Loans

On March 1, 2022, the Company entered into a working capital loan agreement with the Sponsor (the “Working Capital Loans”), pursuant to which the Company may borrow up to $2,500,000, for ongoing business expenses and the Business Combination. The Working Capital Loans is non-interest bearing, unsecured and payable upon the consummation of the Business Combination. If the Company completes a Business Combination, the Company would repay the Working Capital

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had $1,000,000 and no outstanding borrowings under the Working Capital Loans, respectively.

Administrative Service Fee

The Company has agreed, commencing on the date of the prospectus, to pay an affiliate of the Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial and administrative support. This arrangement will terminate upon completion of a Business Combination or the distribution of the trust account to the public shareholders. The Company incurred $50,001 and $33,334, respectively, for the three months ended March 31, 2022 and for the period from February 4, 2021 through March 31, 2021 in expenses in connection with such services as reflected in the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, the Company had no outstanding balance in accrued expenses - related party in connection with such services as reflected in the accompanying condensed balance sheets.

Advances from Related Parties

Affiliates of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of March 31, 2022 and December 31, 2021, there were $471 and $46,900, respectively, in accrued expenses - related party as reflected in the accompanying condensed balance sheets.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 100,000,000 shares issued and outstanding, which are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. At March 31, 2022 and December 31, 2021, there were 25,000,000 Class B ordinary shares issued and outstanding.

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

7. WARRANTS

As of March 31, 2022 and December 31, 2021, there were 35,333,333 warrants outstanding (15,333,333 Private Placement Warrants and 20,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $1.0 billion investments in U.S. Treasury securities. During the three months ended March 31, 2022 and the period from February 4, 2021 through March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of March 31, 2022:
Assets, at fair value
Investments held in Trust Account:	$1,000,615,298	$—	$—
Liabilities, at fair value
Public Warrants	$8,240,000	$—	$—
Private Placement Warrants	$—	$—	$6,318,368

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of December 31, 2021:
Assets, at fair value
Investments held in Trust Account:	$1,000,284,779	$—	$—
Liabilities, at fair value
Public Warrants	$17,822,000	$—	$—
Private Placement Warrants	$—	$—	$13,882,522

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s unaudited condensed statements of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially and subsequently measured using a Black-Scholes option pricing model at each measurement date. As the fair value of the Public Warrants is based on the use of an observable market quote in an active market, the Public Warrants are classified as Level 1.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. The underlying assumptions in the Black-Scholes option pricing model include the underlying share price, risk-free interest rate, estimated volatility and the expected term. The underlying share price is based on the trading ordinary share price or implied from the unit price (before the ordinary shares are trading separately), which consists of one ordinary share and one-fifth Public Warrant. The expected share price volatility is based on (i) the observed volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrants and (ii) the implied volatility of the Public Warrants calculated using publicly observable prices. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the ordinary share. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. In determining the expected volatility, the Company derived the expected volatility from observable pricing of the Public Warrants.

Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the Private Placement Warrants as of the reporting period. The fair value of the Private Placement Warrants was estimated using the following assumptions:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.81	$9.74
Term (in years)	5.00	5.00
Volatility	6.50%	15.00%
Risk-free interest rate	2.42%	1.26%

The changes in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2022 and 2021 are summarized as follows:

Warrant liabilities at December 31, 2021	$13,882,522
Change in fair value recognized in earnings	(7,564,154)
Warrant liabilities, March 31, 2022	$6,318,368

Warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Placement Warrants	55,407,948
Transfer of Public Warrants to Level 1	(17,500,000)
Change in fair value recognized in earnings	(24,367,413)
Warrant liabilities, March 31, 2021	$13,540,535

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the periods presented except for the transfer from Level 3 to Level 1 of the Public Warrants, which started trading on an active market in February 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company”, “our”, “us” or “we” refer to Ares Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company formed on January 24, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our initial business combination. We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, as of March 31, 2022, we had approximately $0.5 million in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

Our registration statement for our Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, we consummated our Initial Public Offering of 100,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 13,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions.

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

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

For the three months ended March 31, 2022, we had net income of $17,063,156, which consisted of a change in the fair value of warrant liabilities of $17,146,154 and investment income earned on investment held in Trust Account of $330,519, offset by general and administrative costs of $413,517.

For the period from February 4, 2021 through March 31, 2021, we had net income of $20,380,504, which consisted of a change in the fair value of warrant liabilities of $24,367,413 and investment income earned on investment held in Trust Account of $40,379, offset by offering costs of $1,674,648 and general and administrative costs of $2,352,640.

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2022, we had approximately $0.5 million in our operating bank account and working capital deficit of approximately $2.7 million.

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

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through February 4, 2023, the mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial Business Combination prior to such date. We have access to funds from the Sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the mandatory liquidation as stipulated in our certificate of incorporation. On March 1, 2022, the Company entered into a working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $2,500,000 (see Note 4). As of March 31, 2022, there were $1,000,000 outstanding under the Working Capital Loans.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 100,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company's accounting for complex financial instruments. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on March 4, 2022, except for the below additional risk. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

None.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the period covered by the quarterly report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us. The Company’s Sponsor is a subsidiary of Ares Management Corporation (NYSE: ARES) (“Ares Management”), a publicly traded, leading global alternative investment manager. The description that follows has been provided to us by Ares Management.

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares Management’s routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has a customer contract with Melli Bank Plc. Melli Bank Plc has been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13224. Daisy generated a total of £41,546 in annual revenues in 2021 (less than 0.01% of Daisy’s annual revenues) from its dealings with Melli Bank Plc and de minimis net profits. Daisy entered into the customer contract with Melli Bank Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Melli Bank Plc on February 26, 2022. Following termination of the contract, Daisy has not engaged and does not intend to engage in any further dealings or transactions with Melli Bank Plc.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES ACQUISITION CORPORATION

Dated: May 11, 2022	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman

Dated: May 11, 2022	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer