Form 10-Q
period 2022-09-30
Ares Acquisition Corp
filed 2022-11-14
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of November 10, 2022, 100,000,000 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	As of September 30,	As of December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$143,333	$749,510
Prepaid expenses	206,943	536,382
Total current assets	350,276	1,285,892
Investments held in Trust Account	1,005,093,718	1,000,284,779
Total assets	$1,005,443,994	$1,001,570,671
Liabilities and shareholders’ deficit
Current liabilities
Accrued expenses	$2,306,888	$3,476,416
Accrued expenses - related party	66,690	46,900
Working capital loan	1,500,000	—
Total current liabilities	3,873,578	3,523,316
Warrant liabilities	4,064,095	31,704,522
Deferred underwriting commissions	35,000,000	35,000,000
Total liabilities	42,937,673	70,227,838
Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 100,000,000 shares subject to possible redemption at $10.05 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	1,004,993,718	1,000,000,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 100,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	2,500	2,500
Accumulated deficit	(42,489,897)	(68,659,667)
Total shareholders’ deficit	(42,487,397)	(68,657,167)
Total liabilities and shareholders’ deficit	$1,005,443,994	$1,001,570,671

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$517,715	$898,976	$1,285,877	$3,566,745
Loss from operations	(517,715)	(898,976)	(1,285,877)	(3,566,745)
Other income (expense):
Investment income on investments held in Trust Account	4,603,791	108,012	4,808,939	165,167
Offering costs associated with warrants recorded as liabilities	—	—	—	(1,677,518)
Change in fair value of warrant liabilities	4,074,138	14,590,580	27,640,426	25,208,969
Total other income	8,677,929	14,698,592	32,449,365	23,696,618
Net income	$8,160,214	$13,799,616	$31,163,488	$20,129,873

Basic and diluted weighted average shares outstanding of Class A ordinary shares	100,000,000	100,000,000	100,000,000	100,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.11	$0.25	$0.16
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.11	$0.25	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the three and nine months ended September 30, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance at December 31, 2021	25,000,000	$2,500	$—	$(68,659,667)	$(68,657,167)
Net income	—	—	—	17,063,156	17,063,156
Balance at March 31, 2022	25,000,000	2,500	—	(51,596,511)	(51,594,011)
Net income	—	—	—	5,940,118	5,940,118
Balance at June 30, 2022	25,000,000	2,500	—	(45,656,393)	(45,653,893)
Accretion of Class A ordinary shares to redemption amount				(4,993,718)	(4,993,718)
Net income	—	—	—	8,160,214	8,160,214
Balance at September 30, 2022	25,000,000	$2,500	$—	$(42,489,897)	$(42,487,397)

	For the three and nine months ended September 30, 2021
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance at December 31, 2020	25,000,000	$2,500	$22,500	$(13,845)	$11,155
Accretion of Class A ordinary shares to redemption amount	—	—	(22,500)	(84,444,773)	(84,467,273)
Net income	—	—	—	20,380,504	20,380,504
Balance at March 31, 2021	25,000,000	2,500	—	(64,078,114)	(64,075,614)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(50,121)	(50,121)
Net loss	—	—	—	(14,050,247)	(14,050,247)
Balance at June 30, 2021	25,000,000	2,500	—	(78,178,482)	(78,175,982)
Net income	—	—	—	13,799,616	13,799,616
Balance at September 30, 2021	25,000,000	$2,500	$—	$(64,378,866)	$(64,376,366)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$31,163,488	$20,129,873
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(4,808,939)	(165,167)
Offering costs associated with warrants recorded as liabilities	—	1,677,518
Change in fair value of warrant liabilities	(27,640,426)	(25,208,969)
Excess of fair value over cost on sale of Private Placement Warrants	—	2,146,129
Changes in operating assets and liabilities
Prepaid expenses	329,439	(664,163)
Accrued expenses	(1,169,529)	812,944
Accrued expenses - related party	19,790	—
Net cash used in operating activities	(2,106,177)	(1,271,835)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(1,000,000,000)
Net cash used in investing activities	—	(1,000,000,000)
Cash flows from financing activities:
Proceeds received from working capital loan	1,500,000	—
Proceeds received from initial public offering, gross	—	1,000,000,000
Proceeds received from sale of Private Placement Warrants	—	23,000,000
Payment of underwriter commissions	—	(20,000,000)
Payment of offering costs	—	(811,937)
Net cash provided by financing activities	1,500,000	1,002,188,063
Net change in cash	(606,177)	916,228
Cash – beginning of period	749,510	—
Cash – end of period	$143,333	$916,228
Supplemental disclosure of non-cash activities
Accrued offering costs	$—	$110,000
Deferred underwriter’s commissions in connection with the initial public offering	$—	$35,000,000
Accretion of Class A ordinary shares subject to possible redemption	$4,993,718	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and since the closing of the initial public offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, $1.0 billion ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the consummation of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 5). The Public Shares will be classified

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed to vote their Class B ordinary shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution.

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

Risks and Uncertainties

Management continues to evaluate the impact of increases in inflation and interest rates, the COVID-19 pandemic and the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2022, the Company had investments held in the Trust Account of $1.0 billion consisting of cash and U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on February 4, 2021. Borrowings under the Promissory Note are no longer available.

As of September 30, 2022, the Company had a working capital deficit of approximately $3.5 million, current liabilities of $3.9 million and approximately $0.1 million in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through February 4, 2023, the mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial Business Combination prior to such date. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the certificate of incorporation. As of September 30, 2022, there was $1,500,000 outstanding under the Working Capital Loans (see Note 4). Management further intends to close a Business Combination before the mandatory liquidation date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

At September 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses, accrued expenses - related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 100,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,000,000,000
Less:
Proceeds allocated to Public Warrants	(30,261,819)
Class A ordinary shares issuance costs	(54,255,575)
Plus:
Accretion of carrying value to redemption value	84,517,394
Class A ordinary shares subject to possible redemption as of December 31, 2021	1,000,000,000
Plus:
Accretion of carrying value to redemption value	4,993,718
Class A ordinary shares subject to possible redemption as of September 30, 2022	$1,004,993,718

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Class A ordinary shares
Numerator:
Net income attributable to Class A ordinary shares	$6,528,171	$11,039,693	$24,930,790	$16,103,898
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	100,000,000	100,000,000	100,000,000	100,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.11	$0.25	$0.16

Class B ordinary shares
Numerator:
Net income attributable to Class B ordinary shares	$1,632,043	$2,759,923	$6,232,698	$4,025,975
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.11	$0.25	$0.16

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

4. RELATED PARTY TRANSACTIONS

Class B Ordinary Shares

On June 5, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. On January 13, 2021, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. These 150,000 Class B ordinary shares were not subject to forfeiture in the event the underwriters’ over-allotment was not exercised. The Sponsor had agreed to forfeit up to 3,262,500 Class B ordinary shares to the extent that the underwriters’ over-allotment option was not exercised in full so that the Class B ordinary shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Through February 4, 2021, the Company effectuated share recapitalizations resulting in the Sponsor (and its permitted transferees) holding an aggregate of 25,012,500 Class B ordinary shares. On February 4, 2021, the underwriters partially exercised their over-allotment option; thus, 12,500 shares of Class B ordinary shares were forfeited. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 6.

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

Working Capital Loans

On March 1, 2022, the Company entered into a working capital loan agreement with the Sponsor (the “Working Capital Loans”), pursuant to which the Company may borrow up to $2,500,000, for ongoing business expenses and the Business Combination. The Working Capital Loans is non-interest bearing, unsecured and payable upon the consummation of the Business Combination. If the Company completes a Business Combination, the Company would repay the Working Capital

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had $1,500,000 and no outstanding borrowings under the Working Capital Loans, respectively.

Administrative Service Fee

The Company has agreed, commencing on the date of the prospectus, to pay an affiliate of the Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial and administrative support. This arrangement will terminate upon completion of a Business Combination or the distribution of the trust account to the public shareholders. The Company incurred $50,001 and $150,003, respectively, for the three and nine months ended September 30, 2022, and $50,001 and $133,336, respectively, for the three and nine months ended September 30, 2021 in expenses in connection with such services as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, the Company had no outstanding balance in accrued expenses - related party in connection with such services as reflected in the accompanying condensed balance sheets.

Advances from Related Parties

Affiliates of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of September 30, 2022 and December 31, 2021, there were $66,690 and $46,900, respectively, in accrued expenses - related party as reflected in the accompanying condensed balance sheets.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 100,000,000 shares issued and outstanding, which are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. At September 30, 2022 and December 31, 2021, there were 25,000,000 Class B ordinary shares issued and outstanding.

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

7. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 35,333,333 warrants outstanding (15,333,333 Private Placement Warrants and 20,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $1.0 billion investments in U.S. government securities. During the three and nine months ended September 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

The following tables present information about the Company’s financial assets and financial liabilities that are measured at fair value as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of September 30, 2022:
Assets, at fair value
Investments held in Trust Account:	$1,005,093,718	$—	$—
Liabilities, at fair value
Public Warrants	$2,300,000	$—	$—
Private Placement Warrants	$—	$—	$1,764,095

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of December 31, 2021:
Assets, at fair value
Investments held in Trust Account:	$1,000,284,779	$—	$—
Liabilities, at fair value
Public Warrants	$17,822,000	$—	$—
Private Placement Warrants	$—	$—	$13,882,522

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

Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the Private Placement Warrants as of the reporting period. The fair value of the Private Placement Warrants was estimated using the following assumptions:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.93	$9.74
Term (in years)	5.00	5.00
Volatility	3.70%	15.00%
Risk-free interest rate	4.06%	1.26%

The changes in the fair value of the Level 3 warrant liabilities for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

Warrant liabilities at December 31, 2021	$13,882,522
Change in fair value recognized in earnings	(7,564,154)
Warrant liabilities at March 31, 2022	6,318,368
Change in fair value recognized in earnings	(2,786,134)
Warrant liabilities at June 30, 2022	3,532,234
Change in fair value recognized in earnings	(1,768,139)
Warrant liabilities at September 30, 2022	$1,764,095

Warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Placement Warrants	55,407,948
Transfer of Public Warrants to Level 1	(17,500,000)
Change in fair value recognized in earnings	(24,367,413)
Warrant liabilities at March 31, 2021	13,540,535
Change in fair value recognized in earnings	6,249,024
Warrant liabilities at June 30, 2021	19,789,559
Change in fair value recognized in earnings	(6,590,580)
Warrant liabilities at September 30, 2021	$13,198,979

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

As indicated in the accompanying financial statements, as of September 30, 2022, we had approximately $0.1 million in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

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

Trends Affecting Our Business

We continue to evaluate the impact of increases in inflation and rising interest rates, the COVID-19 pandemic and the conflict in Ukraine and the surrounding region, and have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the our financial position, results of operations and/or search for a target company. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

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

For the three months ended September 30, 2022, we had net income of $8,160,214, which consisted of a change in the fair value of warrant liabilities of $4,074,138 and investment income earned on investments held in Trust Account of $4,603,791, offset by general and administrative costs of $517,715. For the nine months ended September 30, 2022, we had net income of $31,163,488, which consisted of a change in the fair value of warrant liabilities of $27,640,426 and investment income earned on investments held in Trust Account of $4,808,939, offset by general and administrative costs of $1,285,877.

For the three months ended September 30, 2021, we had net income of $13,799,616, which consisted of a change in the fair value of warrant liabilities of $14,590,580 and investment income earned on investments held in Trust Account of $108,012, offset by general and administrative costs of $898,976. For the nine months ended September 30, 2021, we had net income of $20,129,873, which consisted of a change in the fair value of warrant liabilities of $25,208,969 and investment income earned on investments held in Trust Account of $165,167, offset by offering costs of $1,677,518 and general and administrative costs of $3,566,745.

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2022, we had approximately $0.1 million in our operating bank account and working capital deficit of approximately $3.5 million.

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

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through February 4, 2023, the mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial Business Combination prior to such date. We have access to funds from the Sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the mandatory liquidation as stipulated in our certificate of incorporation. On March 1, 2022, the Company entered into a working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $2,500,000 (see Note 4). As of September 30, 2022, there were $1,500,000 outstanding under the Working Capital Loans.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 100,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022 and December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. government securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We have not sold any equity securities during the quarter ended September 30, 2022.

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
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES ACQUISITION CORPORATION

Dated: November 14, 2022	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman

Dated: November 14, 2022	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer