Form 10-K
period 2022-12-31
Ares Acquisition Corp
filed 2023-02-28
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price on that date of $9.83 on the New York Stock Exchange, was approximately $983,000,000.
The Registrant’s Units began trading on the New York Stock Exchange on February 2, 2021 and the Registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on March 25, 2021.
As of February 21, 2023, 46,997,081 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

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

•our ability to complete the proposed Business Combination (as defined in this annual report) with
X-energy Reactor Company, LLC (“X-energy”) or any other initial business combination;

•our expectations around the performance of the prospective target business or businesses;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•the ability to recognize the anticipated benefits of our initial business combination which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•our potential ability to obtain additional financing to complete our initial business combination;

•our pool of prospective target businesses;

•our ability to consummate an initial business combination due to the impact of the coronavirus (“COVID-19”) pandemic and the status of the debt and equity markets;

•the ability of our officers and directors to generate a number of potential business combination opportunities;

•our public securities’ potential liquidity and trading;

•the use of proceeds not held in the trust account (the “Trust Account”) or available to us from interest income on the Trust Account balance;

•the Trust Account not being subject to claims of third parties;

•our financial performance; or

•the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this annual report on Form 10-K and in our other filings with the SEC, including in our proxy statement/prospectus (the “Proxy Statement/Prospectus”) related to the proposed Business Combination included in a Registration Statement on Form S-4 (the “Registration Statement”), and any amendments thereto, that we initially filed with the SEC on January 25, 2023 (File No. 333-269400).

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described more fully under the heading “Item 1A. Risk Factors” and in our other filings with the SEC, including in the Proxy Statement/Prospectus. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to “we,” “us,” “Company” or “our company” are to Ares Acquisition Corporation, a Cayman Islands exempted company incorporated with limited liability. References to “management” or our “management team” are to our officers and directors. References to our “Sponsor” is to Ares Acquisition Holdings L.P., a Cayman Islands exempted limited partnership. References to our “initial shareholders” are to the holders of our Class B ordinary shares prior to our initial public offering. References to “Ares” or “Ares Management” are to Ares Management Corporation, a Delaware corporation, and its consolidated subsidiaries. References to “Ares funds” are to funds, alternative asset companies, co-investment vehicles and other entities and accounts managed by Ares or its affiliates and certain portfolio companies in which Ares or such entities have invested.

Item 1. Business.

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

Company History

In January 2020, the Company was formed by Ares Acquisition Holdings L.P. (our “Sponsor”). As of February 21, 2023, our Sponsor owned 24,850,000 of the 25,000,000 Class B ordinary shares outstanding.

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

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 15,333,333 warrants, each exercisable to purchase one of the Company’s Class A ordinary shares for $11.50 per share (the “Private Placement Warrants”), to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $23.0 million. Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $1.0 billion was placed in a Trust Account. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Beginning March 25, 2021, holders of the Units may elect to separately trade the Class A ordinary shares and the warrants included in the Units. Those Units not separated continue to trade on the New York Stock Exchange (the “NYSE”) under the symbol “AAC.U” and the Class A ordinary shares and warrants that are separated trade under the symbols “AAC” and “AAC WS,” respectively.

Proposed Business Combination

On December 5, 2022 (the “Signing Date”), the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), among the Company, X-energy and, solely for purposes of Section 1.01(f), Section 6.25 and Article IX of the Business Combination Agreement, each of The Kamal S. Ghaffarian Revocable Trust (the “Trust”), IBX Company Opportunity
5

Fund 1, LP, a Delaware limited partnership (“IBX Fund 1”), IBX Company Opportunity Fund 2, LP, a Delaware limited partnership (“IBX Fund 2”), IBX Opportunity GP, Inc., a Delaware corporation (“IBX GP”), GM Enterprises LLC, a Delaware limited liability company (“GM Enterprises” and, together with the Trust, IBX Fund 1, IBX Fund 2, IBX GP and GM Enterprises, each, a “Series A Party” and collectively, the “Series A Parties”), and X-Energy Management, LLC, a Delaware limited liability company (“Management LLC”). The transactions contemplated by the Business Combination Agreement are referred to as the “Business Combination.” The Company and X-energy are individually referred to as a “Party” and, collectively, the “Parties.”

Following the time of the closing (the “Closing,” and the date on which the Closing occurs, the “Closing Date”) of the Business Combination, the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by X-energy. The combined company’s business will continue to operate through X-energy and its subsidiaries. In connection with the Closing, the Company will change its name to “X-Energy, Inc.” (such company after the Closing, “New X-energy”).

The Business Combination Agreement and the Business Combination were approved by the boards of directors of each of the Company (including, in the case of the Company, the special committee of the board of directors, which consists of its independent directors, (the “Special Committee”)) and X-energy.

The Business Combination is expected to close in the second quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions. For further details on the Business Combination, refer to the Current Report on Form 8-K filed with SEC on December 6, 2022.

The Domestication

The Company will, subject to obtaining the required shareholder approvals and at least one day prior to the Closing Date, deregister as a Cayman Islands exempted company and transfer by way of continuation to and domesticate as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

Immediately prior to the Domestication, each of the then issued and outstanding Class B ordinary shares of the Company, par value $0.0001 per share (each, a “Cayman Class B Share”), will convert automatically, on a one-for-one basis, into a Class A ordinary share of the Company, par value $0.0001 per share (each, a “Cayman Class A Share”) (the “Sponsor Share Conversion”). In connection with the Domestication: (i) each of the then issued and outstanding Cayman Class A Shares will convert automatically, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of the Company (after the Domestication) (the “New X-energy Class A Common Stock”); (ii) each of the then issued and outstanding warrants representing the right to purchase one Cayman Class A Share will convert automatically into a warrant to acquire one share of New X-energy Class A Common Stock pursuant to the related warrant agreement (each warrant, a “New X-energy Warrant”); and (iii) each of the then issued and outstanding units of the Company will be canceled and each holder will be entitled to one share of New X-energy Class A Common Stock and one-fifth of one New X-energy Warrant.

The Recapitalization

Immediately prior to the Closing, X-energy will effectuate a recapitalization (the “Recapitalization”) whereby all outstanding equity securities of X-energy will be converted or exchanged into common units (each, an “X-energy Common Unit” and collectively, the “X-energy Common Units”) and unvested earn out units (each, an “Earn Out Unit” and collectively, the “Earn Out Units”), as applicable.

The Business Combination and Consideration

In connection with the Closing:

    (i)    X-energy and the Company will enter into an amended and restated Limited Liability Company Operating Agreement of X-energy (the “A&R Operating Agreement”), to, among other things, permit the issuance and ownership of the post-Recapitalization equity of X-energy as contemplated by the Business Combination Agreement and to admit the Company as the managing member of X-energy; and

    (ii)    The Company will file with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation (the “A&R Charter”). The A&R Charter will, among other things, set forth the rights and preferences of the equity interests of New X-energy. In particular, the A&R Charter will provide that (a) each share of New X-energy Class A Common Stock will have one vote per share and economic rights, (b) each share of Class B common stock of

New X-energy, par value $0.0001 per share (“New X-energy Class B Common Stock”), will have one vote per share and no economic rights, (c) each share of Class C common stock of New X-energy, par value $0.0001 per share (“New X-energy Class C Common Stock”), will have ten votes per share and no economic rights and (d) each share of Class D common stock of New X-energy, par value of $0.0001 per share (“New X-energy Class D Common Stock”), will have ten votes per share and economic rights.

Pursuant to the Business Combination Agreement, New X-energy will issue or cause to be issued to: (i) each member of X-energy (each, a “Member” and collectively, the “Members”), a number of shares of New X-energy Class B Common Stock or New X-energy Class C Common Stock, as applicable, in each case, equal to the number of X-energy Common Units held by such Member as of and on the Closing Date, in exchange for the payment of adequate consideration (in each case, not to exceed a per-share price equal to the par value per share of the New X-energy Class B Common Stock or New X-energy Class C Common Stock, as applicable) (the “X-energy Equity Holders Subscription Amount”), pursuant to individual subscription agreements to be entered into between each X-energy equityholder and New X-energy; (ii) Management LLC, a number of shares of New X-energy Class A Common Stock and Unvested Earn Out Shares (as defined below) to be issued pursuant to a contribution agreement (the “Contribution Agreement”); and (iii) each Series A Party, a number of shares of New X-energy Class D Common Stock to be issued pursuant to the Contribution Agreement.

The aggregate consideration to be received in respect of the Business Combination by the Members and any other holders of equity securities of X-energy (excluding the holders of any equity securities that by their terms will not convert into X-energy Common Units at or prior to the Closing) shall be equal to the Aggregate Consideration (as defined in the Business Combination Agreement), the Earn Out Units and, following consummation of the transactions contemplated by the Contribution Agreement (including the contribution of an equal number of Earn Out Units to the Company), the shares of New X-energy Class A Common Stock issued to Management LLC pursuant to the Contribution Agreement that will, following issuance, be subject to vesting and potential forfeiture on the same terms as the Sponsor Earn Out Securities (as defined below) (the “Unvested Earn Out Shares”).

Pursuant to the Business Combination Agreement, the Company will contribute to X-energy an amount in cash (the “Available Closing Cash”) equal to, as of immediately prior to the Closing, the sum of (without duplication): (i) all amounts in the Trust Account, less (a) amounts required for the redemptions of Cayman Class A Shares by the Company’s current shareholders and (b) transaction expenses of X-energy and the Company, plus (ii) the aggregate proceeds, if any, actually received by the Company or New X-energy from the sale of shares of New X-energy Class A Common Stock, one or more series of preferred stock, or convertible debt securities in a private placement consummated prior to or substantially concurrently with the Closing (the “PIPE Investment”), plus (iii) all other cash and cash equivalents of the Company, determined in accordance with GAAP as of 11:59 p.m. Eastern Time on the day immediately preceding the Closing Date, plus (iv) the aggregate X-energy Equity Holders Subscription Amount in exchange for: (x) a number of X-energy Common Units equal to the number of shares of New X-energy Class A Common Stock and New X-energy Class D Common Stock outstanding as of the Closing; (y) a number of warrants of X-energy (the “X-energy Warrants”) equal to the number of New X-energy Warrants outstanding as of the Closing; and (z) if applicable, a number of securities issued by X-energy to the Company having terms and provisions substantially similar to the terms and provisions of any equity or equity-linked securities (other than New X-energy Class A Common Stock) that are issued by the Company at the Closing in connection with the PIPE Investment (the “Alternative Financing Securities”) equal to the number of corresponding Alternative Financing Securities outstanding as of the Closing.

Member Earn-Out

As part of the Recapitalization, up to 25,000,000 Earn Out Units will be subject to vesting at the Closing and will be earned, released and delivered upon satisfaction of the following milestones: (i) 12,500,000 Earn Out Units will vest to the Members and, solely with respect to the Earn Out Units held by the Company following the consummation of the transactions contemplated by the Contribution Agreement, the Company, if, during the Earn Out Period (as defined below), the volume weighted average closing sale price of New X-energy Class A Common Stock equals or exceeds $12.50 per share for a period of at least twenty days out of thirty consecutive trading days ending on the trading day immediately prior to the date of determination (“Triggering Event I”); and (ii) 12,500,000 Earn Out Units will vest to the Members and, solely with respect to the Earn Out Units held by the Company following the consummation of the transactions contemplated by the Contribution Agreement, the Company, if, during the Earn Out Period, the volume weighted average closing sale price of New X-energy Class A Common Stock equals or exceeds $15.00 per share for a period of at least twenty days out of thirty consecutive trading days ending on the trading day immediately prior to the date of determination (“Triggering Event II”).

If, following the Closing Date and prior to the third anniversary of the Closing, there is a Change of Control (as defined in the Business Combination Agreement), then Triggering Event I and Triggering Event II shall be deemed to occur and the Earn Out Units shall vest to the Members and, solely with respect to the Earn Out Units held by the Company following the consummation of the transactions contemplated by the Contribution Agreement, the Company. If a Change of Control occurs following the third anniversary of the Closing Date and prior to the expiration of the Earn Out Period that results in the holders of New X-energy Class A Common Stock receiving a per share price greater than or equal to $12.50 or $15.00, respectively, then immediately prior to the consummation of such Change of Control Triggering Event I or Triggering Event II, as applicable, will be deemed to have occurred and the Earn Out Units shall vest to the Members and, solely with respect to the Earn Out Units held by the Company following the consummation of the transactions contemplated by the Contribution Agreement, the Company.

Upon the vesting of any Earn Out Units, each of the applicable Members will be issued an equal number of shares of New X-energy Class B Common Stock or New X-energy Class C Common Stock, as applicable, in exchange for the payment to New X-energy of adequate consideration (in each case, not to exceed a per-share price equal to the par value per share of such New X-energy Class B Common Stock or New X-energy Class C Common Stock, as applicable).

The “Earn Out Period” means the time period beginning on the Closing Date and ending on the date that is the five-year anniversary of the Closing Date (inclusive of the first and last day of such period).

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with X-energy, our Sponsor and each of the Company’s independent directors (the “Company Independent Directors,” collectively with the Sponsor, the “Purchaser Support Parties,” and each, a “Purchaser Support Party”), pursuant to which the Purchaser Support Parties agreed to, among other things: (i) vote in favor of adoption of the Transaction Proposals; (ii) vote against any Alternative Transaction (as defined in the Business Combination Agreement) and any merger agreement or merger other than the Transaction Proposals, the Business Combination Agreement and the Business Combination; (iii) vote against any change in the business, management or board of directors of the Company (other than in connection with the Transaction Proposals or pursuant to the Business Combination Agreement or ancillary agreements); and (iv) vote against any proposal, action or agreement that would: (a) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Support Agreement, the Business Combination Agreement or the Business Combination; (b) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Business Combination Agreement; (c) result in any of the closing conditions of the Business Combination Agreement not being fulfilled; (d) result in a breach of any covenant, representation or warranty or other obligation or agreement of the Purchaser Support Party in the Sponsor Support Agreement; or (e) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Each officer and director of the Company previously entered into a letter agreement with the Company in connection with the Company’s Initial Public Offering, pursuant to which they agreed to vote any the Company ordinary shares held by them in favor of the Business Combination. If at any time following the Signing Date and until the termination of the Business Combination Agreement, the board of directors of the Company or the Special Committee effects a Modification in Recommendation, then the obligations to vote or consent in accordance with the foregoing clauses (i)-(iv), (x) with respect to the Purchaser Support Parties other than the Sponsor, shall cease to apply and each of the Company’s independent directors shall be expressly permitted to vote or provide consent in respect of their respective Company ordinary shares in their sole discretion and (y) with respect to the Sponsor, shall automatically be deemed to be modified such that the Sponsor will vote or provide its consent with respect to its Cayman Class B shares in the same proportion to the votes cast or consent provided, as applicable, of the Company’s public shareholders.

Pursuant to the Sponsor Support Agreement, until the earliest of the Closing, termination of the Business Combination Agreement and the liquidation of X-energy, no Purchaser Support Party shall (subject to limited and customary exceptions), without the prior written consent of X-energy: (i) sell, offer to sell, contract or agree to sell, hypothecate or pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Cayman Class B Shares or Cayman Purchaser Warrants (together, the “Sponsor Subject Securities”); (ii) enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of any Sponsor Subject Securities; (iii) take any action in furtherance of any of the matters described in the foregoing clauses (i) or (ii); or (iv) publicly announce any intention to effect any transaction specified in the foregoing clauses (i) or (ii).

Pursuant to the Sponsor Support Agreement, each Purchaser Support Party agreed to waive, subject to the consummation of the Business Combination, all anti-dilution rights with respect to the rate that the Cayman Class B Shares convert into the Cayman Class A Shares in connection with the transactions contemplated by the Business Combination Agreement.

In addition, pursuant to the Sponsor Support Agreement, a certain number of each Purchaser Support Party’s respective pro rata share of the Sponsor Subject Securities shall be surrendered to the Company for cancellation. During the

Earn Out Period, fifty percent (50%) of the remaining (i) shares of Class A Common Stock of the Company following the Domestication (the “Domesticated the Company Class A Common Stock”) and (ii) warrants to acquire one share of Domesticated the Company Class A Common Stock (clauses (i) and (ii), collectively, the “Sponsor Earn Out Securities”) held by the Purchaser Support Parties will vest as follows: (a) upon the occurrence of Triggering Event I, fifty percent (50%) of the Sponsor Earn Out Securities will vest to the Purchaser Support Parties in accordance with each Purchaser Support Party’s respective pro rata share; and (b) upon the occurrence of Triggering Event II, fifty percent (50%) of the Sponsor Earn Out Securities will vest to the Purchaser Support Parties in accordance with each Purchaser Support Party’s respective pro rata share. If, following the Closing and prior to the third anniversary of the Closing, there is a Change of Control, Triggering Event I and Triggering Event II shall be deemed to occur and the Sponsor Earn Out Securities shall vest. If a Change of Control occurs following the third anniversary of the Closing and prior to the expiration of the Earn Out Period that results in the holders of New X-energy Class A Common Stock receiving a per share price greater than or equal to $12.50 or $15.00, respectively, then immediately prior to the consummation of such Change of Control, Triggering Event I or Triggering Event II, as applicable, will be deemed to have occurred and the Sponsor Earn Out Securities shall vest. The per share price received by the holders of New X-energy Class A Common Stock shall be based on the value of the cash, securities or in-kind consideration being delivered in respect of such New X-energy Class A Common Stock, as determined in good faith by the New X-energy Board. Such per share price shall be adjusted as appropriate to reflect any stock splits, reverse stock splits, stock dividends, including any dividend or distribution of securities convertible into New X-energy Class A Common Stock, extraordinary cash dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change or transaction with respect to New X-energy Class A Common Stock occurring on or after the Closing.

Governance

The Parties have agreed to take all necessary action, including causing the current directors of the Company to resign, so that effective at the Closing, the board of directors of New X-energy (the “New X-energy Board”) will consist of a number of individuals (appointed in accordance with NYSE rules) not to exceed nine individuals in the aggregate. Subject to the terms of the Company’s organizational documents, the A&R Charter and the bylaws of New X-energy upon Domestication, the Company and X-energy shall take all such action within their power as may be necessary or appropriate such that immediately following the Closing Date, the New X-energy Board shall initially include such director nominees to be designated by X-energy pursuant to written notice to be delivered to X-energy as soon as reasonably practicable following the Signing Date, in each case, subject to X-energy’s obligations under the definitive documentation with respect to the issuance and sale of X-energy’s Series C-2 Convertible/Exchangeable Promissory Notes pursuant to the Securities Purchase Agreement, dated on or about the Signing Date, by and among X-energy and the investors party to such agreement (the “Funded Permitted Financing”). Such obligations include the nomination to the New X-energy Board of two directors designated by the Investor (as defined below), with the election of such individuals to be effective upon the Closing.

Representations and Warranties; Covenants

The Parties have made customary representations, warranties, and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of the Company and X-energy prior to the Closing Date. In addition, the Company has agreed to adopt an equity incentive plan prior to the Closing Date, as described in the Business Combination Agreement.

In connection with the foregoing, the Company, through its board of directors and the Special Committee, shall recommend to the Company’s shareholders the approval of the Transaction Proposals (as defined below). Notwithstanding the foregoing, at any time prior to, but not after, receipt of the approval of the Transaction Proposals by the Company’s shareholders, the board of directors of the Company and the Special Committee may withdraw, amend, qualify or modify its recommendation to the Company’s shareholders that they vote in favor of the Transaction Proposals (a “Modification in Recommendation”), if they shall have concluded in good faith, after consultation with their outside legal advisors and financial advisors, that the failure to make a Modification in Recommendation would be a breach of their fiduciary duties under applicable law. The Company’s obligations to establish a record date for, duly call, give notice of, convene and hold an extraordinary general meeting of the Company’s shareholders shall not be affected by any Modification in Recommendation.

Conditions to Each Party’s Obligations

The obligations of the Company and X-energy to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions, including without limitation: (i) the adoption or approval, as applicable, by the Company’s shareholders (the “the Company Shareholder Approval”) of: (a) the Business Combination Agreement in accordance with applicable law and exchange rules and regulations; (b) the Domestication; (c) the A&R Charter and the bylaws of New X-energy upon Domestication, including any separate or unbundled advisory proposals as are required to implement the foregoing; (d) approval of the issuance of shares of New X-energy Common Stock (as defined in the Business Combination Agreement) as required by NYSE listing rules; (e) the adoption by the Company of the Equity Incentive Plan (as defined in the Business Combination Agreement); (f) the election of members of the New X-energy Board; (g) any other proposals as the U.S. Securities and Exchange Commission (the “SEC”) (or staff members of the SEC and NYSE) may indicate are necessary in its comments to the registration statement on Form S-4 (the “Registration Statement”) to be filed by the Company or correspondence; (h) adoption and approval of any other proposals as reasonably and mutually agreed to by the Parties to be necessary or appropriate in connection with the Business Combination; and (i) adjournment of the Company’s shareholders’ meeting to a later date or dates, if necessary or appropriate, to permit further solicitation and vote of proxies if there are insufficient votes for, or otherwise in connection with, any of the foregoing (such proposals in clauses (a) through (h), together, the “Transaction Proposals”); (ii) any applicable waiting period or any extension of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (and the rules and regulations promulgated under such Act) in respect of the Business Combination being expired or earlier terminated, and all other consents of (or filings or registrations with) any governmental authority required in connection with the execution, delivery and performance of the Business Combination Agreement being obtained, expired or otherwise terminated, as applicable; (iii) the Registration Statement becoming effective; (iv) conditional approval of the listing of the New X-energy Class A Common Stock on the NYSE, subject to satisfaction of the round lot holders requirement for initial listing; (v) the accuracy of the representations and warranties of each Party and the performance of the covenants and agreements of the Parties subject, in each case, to customary standards; and (vi) the completion of the Domestication.

The obligations of X-energy to consummate the Business Combination are also subject to the Available Purchaser Closing Cash (as defined in the Business Combination Agreement) being no less than an amount (not less than zero) equal to $120,000,000 minus the aggregate amounts actually funded in connection with one or more capital raising transactions entered into on or after the Signing Date and prior to January 15, 2023 on substantially the same terms as the Funded Permitted Financing.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among others, (i) by mutual written consent of the Company and X-energy; (ii) by the Company or X-energy if the Closing has not occurred on or before August 4, 2023, or such earlier date as its Board may determine in its sole discretion; (iii) by X-energy, if at any time prior to the receipt of the Company Shareholder Approval, the board of directors of the Company or the Special Committee has amended, qualified, withdrawn or modified its recommendation to the Company’s shareholders that they vote in favor of the Transaction Proposals; and (iv) by X-energy if the Company Shareholder Approval is not obtained by the Company after the conclusion of the extraordinary general meeting of the Company’s shareholders held for the purpose of voting on the Transaction Proposals.

Member Support Agreement

Concurrently with the execution of the Business Combination Agreement, certain Members entered into the Member Support Agreement (the “Member Support Agreement”), pursuant to which such Members have agreed to, among other things, vote (or act by written consent): (i) to approve and adopt the Business Combination Agreement and the consummation of the Business Combination, including the Recapitalization; (ii) against any Alternative Transaction or any proposal relating to an Alternative Transaction; (iii) against any merger agreement or merger (other than the Business Combination Agreement and the Business Combination), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by X-energy; (iv) against any change in the business, management or board of directors of X-energy (other than pursuant to the Business Combination Agreement or the ancillary agreements); and (v) against any proposal, action or agreement that would: (a) impede, interfere, frustrate, prevent or nullify any provision of the Member Support Agreement, the Business Combination Agreement or the Business Combination; (b) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of X-energy under the Business Combination Agreement; (c) result in any of the closing conditions of the Business Combination Agreement not being fulfilled; (d) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Member contained in the Member Support Agreement; or (e) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, X-energy.

Pursuant to the Member Support Agreement, until the earliest of the Closing, termination of the Business Combination Agreement and the liquidation of X-energy, no Member party to the Member Support Agreement shall (subject to limited and customary exceptions), without the prior written consent of X-energy and the Company: (i) sell, offer to sell, contract or agree to sell, hypothecate or pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Company Units (as defined in the Business Combination Agreement); (ii) enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of any Company Units; (iii) take any action in furtherance of any of the matters described in the foregoing clauses (i) or (ii); or (iv) publicly announce any intention to effect any transaction specified in the foregoing clauses (i) or (ii).

In addition, each Member party to the Member Support Agreement has agreed not to commence, join in, facilitate, assist or encourage, and has agreed to take all actions necessary to opt out of any class in any class action with respect to, any claim, derivative or otherwise, against the Company, X-energy or any of their respective successors or directors: (a) challenging the validity of, or seeking to enjoin the operation of, any provision of the Member Support Agreement; or (b) alleging a breach of any fiduciary duty of any person in connection with the evaluation, negotiation or entry into the Member Support Agreement, the Business Combination Agreement or the Business Combination.

Tax Receivable Agreement

At the Closing, New X-energy will enter into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with X-energy and certain members of X-energy (the “TRA Holders”). Pursuant to the Tax Receivable Agreement, among other things, New X-energy will be required to pay to each TRA Holder 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis resulting from any exchange of X-energy Common Units for New X-energy Class A Common Stock or cash in the future and certain other tax benefits arising from payments under the Tax Receivable Agreement. In certain cases, New X-energy’s obligations under the Tax Receivable Agreement may accelerate and become due and payable, based on certain assumptions, upon a change in control and certain other termination events, as defined in the Tax Receivable Agreement.

A&R Operating Agreement

In connection with the Business Combination, X-energy will amend and restate its limited liability company agreement by adopting the A&R Operating Agreement. The A&R Operating Agreement will (i) permit the issuance and ownership of the post-Recapitalization equity of X-energy as contemplated by the Business Combination Agreement and (ii) admit the Company as the managing member of X-energy. The Members will control New X-energy immediately after the Closing by virtue of their ownership of New X-energy Class B Common Stock, New X-energy Class C Common Stock, and New X-energy Class D Common Stock, as applicable.

Lock-Up Agreements

Sponsor Lock-Up Agreement

At the Closing, the Purchaser Support Parties and New X-energy will enter into a Lock-Up Agreement (the “Sponsor Lock-Up Agreement”), pursuant to which the Purchaser Support Parties and each of their respective permitted assigns will agree not to, without the prior written consent of the New X-energy Board, prior to the date that is one year after the Closing Date (the “Lock-Up Period”): (i) sell, offer to sell, contract or agree to sell, hypothecate or pledge, grant any option to purchase or otherwise dispose of, directly or indirectly, or agree to dispose of or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act (as defined in the Business Combination Agreement) with respect to: (a) any shares of New X-energy Class A Common Stock the Purchaser Support Parties received upon conversion of its Cayman Class B Shares in connection with the Domestication; and (b) New X-energy Warrants received upon conversion of its the Company private placement warrants in connection with the Domestication (or the shares of New X-energy Class A Common Stock issuable upon exercise of such warrants) (the securities specified in clauses (a) and (b), collectively, the “Sponsor Lock-Up Shares”); (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Sponsor Lock-Up Shares, whether any such transaction is to be settled by delivery of such securities in cash or otherwise; (iii) take any action in furtherance of any of the matters described in the foregoing clauses (i) or (ii); or (iv) publicly announce any intention to effect any transaction specified in the foregoing clauses (i) or (ii). The Sponsor Lock-Up Agreement provides for certain customary permitted transfers, including but not limited to, transfers to certain affiliates or family members and the exercise of certain stock options and warrants.

X-energy Lock-Up Agreement

At the Closing, New X-energy, certain equityholders of X-energy (the “Lock-Up Holders”) will enter into a Lock-Up Agreement (the “X-energy Lock-Up Agreement”), pursuant to which the Lock-Up Holders will agree not to, without the prior written consent of the New X-energy Board, prior to the date that is one year after the Closing: (i) sell, offer to sell, contract or agree to sell, hypothecate or pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act with respect to: (a) any shares of New X-energy Class A Common Stock; or (b) any securities convertible into, or exercisable, redeemable or exchangeable for, New X-energy Class A Common Stock held by such holder immediately after the consummation of the Business Combination (the shares of New X-energy Class A Common Stock and securities specified in clauses (a) and (b), collectively, the “Lock-Up Shares”); (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Lock-Up Shares, whether any such transaction is to be settled by delivery of such securities in cash or otherwise; (iii) take any action in furtherance of any of the matters described in the foregoing clauses (i) or (ii); or (iv) publicly announce any intention to effect any transaction specified in the foregoing clauses (i) or (ii). The X-energy Lock-Up Agreement provides for certain customary permitted transfers, including but not limited to, transfers to certain affiliates or family members and the exercise of certain stock options and warrants.

Amended and Restated Registration Rights Agreement

At the Closing, the Company, the Sponsor and certain securityholders of X-energy will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the Sponsor and such other securityholders will be granted certain customary registration rights, on the terms and subject to the conditions in the A&R Registration Rights Agreement, with respect to securities of New X-energy that they will hold following the Business Combination.

Commitment Letter

On December 5, 2022, the Company and X-energy entered into a commitment letter (the “Commitment Letter”) with AAC Holdings II LP (the “Investor”), an affiliate of Ares. On the terms and subject to the conditions set forth in the Commitment Letter and the summary of terms attached to the Commitment Letter, pursuant to which among other things, the Investor has committed that it or its affiliated vehicles or designees will purchase in a private placement, to close immediately prior to the closing of the Business Combination, 45,000 shares of Series A preferred stock of the Company (the “Series A Preferred Stock”) at a purchase price of $1,000.00 per share, resulting in gross proceeds to the Company of up to $45.0 million (the “PIPE Commitment”) as such amounts may be reduced as described below.

The PIPE Commitment will be reduced on a dollar-for-dollar basis by the amount by which (i) the sum of (a) the amount of cash available in the Trust Account immediately prior to the Closing, less amounts required for any redemptions of Class A common stock by the Company’s public shareholders in connection with the vote to approve the Business Combination (any such redemptions, the “Redemptions”) (to the extent not already paid); plus (b) the aggregate proceeds, if any, actually received by the Company from the PIPE Investment (including any amount actually funded pursuant to the Commitment Letter); plus (c) the aggregate amount actually funded to X-energy in connection with any Permitted Financing (as defined in the Business Combination Agreement) prior to January 15, 2023, exceeds (ii) $400.0 million. Any such reduction in the PIPE Commitment shall be applied to reduce the Investor’s obligation under the Commitment Letter. In no event shall any reduction to the PIPE Commitment exceed $25.0 million in the aggregate. X-energy and the Investor may also mutually agree to reduce the amount of the PIPE Commitment.

If the Company enters into subscription or similar agreements with one or more unaffiliated third-party investors (the “Other Investors”) pursuant to which the Other Investors agree to purchase from the Company shares of Class A common stock, shares of one or more series of preferred stock, or convertible debt securities or any other security convertible into or exchangeable or exercisable for equity securities the Company (such securities, the “Alternative Securities”) substantially concurrently with the Closing, then the obligations of the Investor under the PIPE Commitment will be null and void. In such event, the Investor will enter into a subscription or similar agreement on the same terms and conditions as the Other Investors to purchase Alternative Securities having an aggregate purchase price of $45,000,000, subject to cutbacks based on the formula in the Commitment Letter.

An affiliate of Ares (the “Guarantor”) has provided X-energy with a limited guaranty in favor of X-energy, dated December 5, 2022, with respect to certain of the Investor’s obligations under the Commitment Letter.

Extension

The Company’s Initial Public Offering prospectus and amended and restated memorandum and articles of association provided that the Company had until February 4, 2023 (the date which was 24 months after the consummation of the Initial Public Offering) to complete an initial business combination. As stated in the Current Report on Form 8-K filed with SEC on February 3, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from February 4, 2023 to August 4, 2023, or such earlier date as its board of directors may determine in its sole discretion (the “Extension”). In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 53,002,919 ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $539.0 million (approximately $10.17 per share) to redeeming shareholders.

Extension Promissory Note

On January 26, 2023, our Sponsor agreed to make monthly deposits directly to the Trust Account of $0.03 for each outstanding Class A ordinary share, up to a maximum of $1.2 million per month (each deposit, a “Contribution”) following the approval and implementation of the Extension. Such Contributions will be made pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by us to our Sponsor. Such Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), began on February 3, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the earlier of (i) the consummation of a business combination, and (ii) August 4, 2023 (or any earlier date of termination, dissolution or winding up of the Company in accordance with our memorandum and articles of association or as otherwise determined in the sole discretion of our board of directors) (the earlier of (i) and (ii), the “Maturity Date”). The Extension Promissory Note does not bear any interest, and is repayable by us to our Sponsor upon the Maturity Date. The Maturity Date may be accelerated upon the occurrence of certain events of default. Any outstanding principal under the Extension Promissory Note may be prepaid at any time by us, at our election and without penalty.

Business Acquisition Criteria

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, further accelerate the growth of a company in the public markets.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination, including X-energy. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but to the extent our proposed Business Combination with X-energy is not consummated and we search for other acquisition opportunities, we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe have the following core attributes:

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

These criteria and guidelines are not intended to be exhaustive. As a result of changes in the market since our Initial Public Offering, we may consider a target business in the fossil fuel industry, including the upstream, midstream and energy services sub-sectors. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our directors and executive officers may deem relevant. While we have used these criteria and guidelines in evaluating opportunities such as our proposed Business Combination with X-energy, in the event that we do not consummate the proposed Business Combination with X-energy and decide to enter into our initial business combination with another target business that does not meet these criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination. These communications would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

At the center of Ares’ investment process is a systematic approach that emphasizes rigorous due diligence at the company and market level in addition to a risk-adjusted return value assessment. This investment process is comprised of five stages: (i) generate a robust pipeline, (ii) perform initial screening, (iii) conduct due diligence, (iv) drive transaction structuring, funding and overall execution, and (v) use a systematic approach to value creation. We will benefit from the same approach as we pursue our initial business combination.

In evaluating a prospective target business, we conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial, operational, legal and other information about the target and its industry. We will also utilize our operational and capital planning experience.

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

Initial Business Combination

The rules of the NYSE require that we must consummate our initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commissions held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, we will obtain an opinion with respect to the satisfaction of such criteria from an independent investment banking firm or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. We also will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Subject to these limitations, our directors and executive officers will have virtually unlimited flexibility in identifying and selecting one or more prospective businesses. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of X-energy was substantially in excess of 80% of the funds in the Trust Account and that the 80% test was therefore satisfied.

If we do not consummate the proposed Business Combination with X-energy, we may also pursue an acquisition opportunity jointly with Ares, one or more parties affiliated with Ares, including without limitation, officers and affiliates of Ares, or Ares funds, or investors in such Ares funds. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time thereof.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons. We will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, and the regulations thereunder (collectively, the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on the relative valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired will be valued for purposes of the NYSE’s 80% of net assets test. If the business combination involves more than one target business, the NYSE’s 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

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

If the proposed Business Combination with X-energy is not consummated, the time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, will not be currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Ares or any of our Sponsor, executive officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with Ares, our Sponsor or any of our executive officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer X-energy, and if the proposed Business Combination with X-energy is not consummated, any other target businesses an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their ordinary shares in the target business for Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once the proposed Business Combination is completed, X-energy or if the proposed Business Combination with X-energy is not consummated, any other target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe such business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With a Trust Account in the amount of approximately $1,013.4 million as of December 31, 2022 and approximately $446.4 million as of February 21, 2023, after taking into account redemptions in connection with the Extension, the expenses of the Initial Public Offering and $35.0 million of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our proposed Business Combination with X-energy using the sources discussed under “—Proposed Business Combination.” If the proposed Business Combination with X-energy is not consummated, we intend to effectuate another initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the Private Placement Warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares in connection with our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise. For more information on the financing arrangements related to the Business Combination, please see the description of the Business Combination Agreement and the Commitment Letter under “—Proposed Business Combination” of this item.

Sources of Target Businesses

Our process of identifying acquisition targets leverages Ares Management’s and our directors and executive officers’ industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of Ares and our directors and executive officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

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

We may engage the services of professional firms or other individuals that specialize in business acquisitions, including one of the underwriters of the Initial Public Offering or one of their respective affiliates, or other individuals, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters of the Initial Public Offering may provide these services without additional compensation. We will formally engage a finder only to the extent our directors and executive officers determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our directors and executive officers determine is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We pay our Sponsor a total of $16,667 per month for office space, utilities, secretarial and administrative support and our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing the initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of a target business.

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including the management of X-energy, when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our directors and executive officers, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of our directors and executive officers will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including our proposed Business Combination with X-energy, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that our directors and executive officers will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

If the proposed Business Combination with X-energy is not consummated, we may conduct redemptions without a shareholder vote in connection with another initial business combination, pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

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

Permitted Purchases of Our Securities

We expect to seek shareholder approval of our proposed Business Combination with X-energy. In the event that the proposed Business Combination with X-energy is not consummated and we conduct redemptions in connection with another initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Amendments to Facilitate the Consummation of an Initial Business Combination

On February 2, 2023, we held a special meeting of shareholders and approved two proposals to amend our amended and restated memorandum and articles of association that will facilitate the consummation of the proposed Business Combination or another initial business combination. The first amendment extended the date by which we have to consummate an initial business combination from February 4, 2023 to August 4, 2023, or such earlier date as determined by our board of directors in its sole discretion. The second amendment (the “Redemption Limitation Amendment”) eliminated from the amended and restated memorandum and articles of association a limitation that we shall not redeem Class A ordinary shares to the extent that such redemption would cause our net tangible assets to be less than $5,000,001 (the “Redemption Limitation”). The Redemption Limitation Amendment enables us to redeem public shares irrespective of whether such redemption would exceed the limitation.
Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares in connection with our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then- outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per share amount we will distribute to investors who properly elect to redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself before we can validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Class B ordinary shares and any public shares in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. In such case, our Sponsor has agreed to vote its Class B ordinary shares and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. As a result, in addition to our Sponsor’s Class B ordinary shares, we would need 10,998,541 or 15.3% (assuming all outstanding shares are voted), or zero or 0% (assuming only the minimum number of shares representing a quorum are voted), of the 46,997,081 Class A ordinary shares that remain outstanding following the Extension to be voted in favor of an initial business combination to have our initial business combination approved. Each public shareholder may elect to have their public shares redeemed irrespective of whether they vote for or against the proposed transaction. In addition, our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B ordinary shares and public shares in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares”. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our directors and executive officers to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our directors and executive officers at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” are required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System (the “DWAC System”), at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself before we can validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination, including the proposed Business Combination with X-energy, by August 4, 2023, or such earlier date as determined by our board of directors in its sole discretion. If we are unable to complete an initial business combination by August 4, 2023, or such earlier date as determined by our board of directors in its sole discretion, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor, directors and executive officers have entered into an agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Class B ordinary shares if we fail to consummate an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion. However, if our Sponsor, directors or executive officers acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion.

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (a) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to require us to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded out of the approximately $38,000 of proceeds held outside the Trust Account (as of December 31, 2022) plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $38,000 of proceeds held outside the Trust Account (as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination by August 4, 2023, or such earlier date as determined by our board of directors in its sole discretion, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination by August 4, 2023, or such earlier date as determined by our board of directors in its sole discretion, or (b) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval, in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s requiring us to redeem its shares for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures beginning with the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act and to have our internal control procedures audited. X-energy is not and any other target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. In addition to the risks described below, together with the other information contained in this annual report, you should consider carefully the risks and uncertainties related to the proposed Business Combination with X-energy included in the Proxy Statement/Prospectus, including the risks factors relating to X-energy’s business, compliance with law, government regulation and litigation, X-energy’s capital resources and New X-energy’s organizational structure before making an investment decision. If any of the risks and uncertainties occur, our business, financial condition and operations results could be adversely affected in material respects. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including but not limited to:

•we are an early stage company with no revenues or basis on which to evaluate our ability to achieve our business objective;

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

•your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination;

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

•we may not be able to consummate an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate;

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

•because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination. If we have not completed our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless;

•our independent registered public accounting firm’s report contains an explanatory paragraph that expresses a going concern about our ability to continue as a going concern for liquidity and we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion;

•we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•we may attempt to complete our initial business combination with a private company about which little information is available, such as X-energy, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

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
Our Sponsor, directors and executive officers have agreed (and their permitted transferees will agree) to vote any Class B ordinary shares and any public shares purchased during or after the Initial Public Offering held by them in favor of our initial business combination. Our Sponsor and our directors and executive officers also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting, including the Class B ordinary shares. As a result, in addition to our initial shareholders’ Class B ordinary shares, we would need 10,998,541 or 15.3% (assuming all outstanding shares are voted), or zero or 0% (assuming only the minimum number of shares representing a quorum are voted), of the 46,997,081 Class A ordinary shares that remain outstanding following the Extension to be voted in favor of an initial business combination to have our initial business combination approved. We expect that our initial shareholders and their permitted transferees will own at least 34.7% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each of our directors and executive officers (and their respective permitted transferees) to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to exercise redemption rights for shares that they hold for cash may make our financial condition unattractive to potential business combination targets and may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If public holders of a substantial portion of our shares were to exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Prospective targets will be aware of this risk and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we consummate an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, including the proposed Business Combination with X-energy. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not consummate an initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We cannot assure you that we will be able to complete the proposed Business Combination or complete an alternative initial business combination by August 4, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem the Class A ordinary shares and liquidate the Trust Account, and our public shareholders would only receive approximately $10.00 per share and the public warrants would expire worthless.

We cannot assure you that the proposed Business Combination or another initial business combination will be consummated prior to August 4, 2023, the date by which we are required to complete our initial business combination or be forced to liquidate, or that an extension request will enable us to complete the proposed Business Combination or another initial business combination. Our ability to consummate any business combination depends on a variety of factors, many of which are beyond our control. Although we are required to offer shareholders redemption rights in connection with any shareholder vote to approve a business combination, or if we seek an extension, there may be no extraordinary general meeting of the shareholders to vote upon the proposed Business Combination, another initial business combination or an extension before August 4, 2023. Even if the proposed Business Combination or an extension is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate the proposed Business Combination or another initial business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with a shareholder vote upon an extension and vote upon the Business Combination could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our public shareholders may be unable to recover their investment, except through sales of their public shares on the open market. The price of our securities may be volatile, and there can be no assurance that our public shareholders will be able to dispose of their public shares at favorable prices, or at all.
If we are not able to complete the Business Combination with X-energy, complete an alternative business combination or obtain an extension by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less tax payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of any remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, the public shareholders would only receive approximately $10.00 per share and the public warrants would expire worthless.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or warrants.

In connection with the proposed Business Combination with X-energy, our initial shareholders, Sponsor, directors, executive officers, advisors and their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the consummation of the proposed Business Combination with X-energy, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

If the proposed Business Combination with X-energy is not consummated and if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.

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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with the proposed Business Combination with X-energy or a business combination with another target, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of an aggregate of 15% of the Class A ordinary shares sold in our Initial Public Offering, you will lose the ability to require us to redeem all such shares in excess of an aggregate of 15% of the Class A ordinary shares sold in our Initial Public Offering.

In connection with the proposed Business Combination with X-energy or if the proposed Business Combination with X-energy is not consummated and if we seek shareholder approval of a business combination with another target and we do not conduct redemptions in connection with such initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering without our prior consent, which we refer to as the Excess Shares. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to require us to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Our ability to consummate a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

The COVID-19 pandemic has adversely impacted global commercial activity and supply chain operations and has contributed to significant volatility in the equity and debt markets. The business of any potential target business with which we consummate a business combination could be materially and adversely affected by the COVID-19 pandemic.

Many countries, including the United States and states and municipalities in which we may operate, have issued (and may re-issue) orders requiring the closure of, or certain restrictions on the operation of, certain businesses. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may continue to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While many of the initial restrictions have been lifted, the risk of future COVID-19 outbreaks remains and restrictions have been or may continue to be reimposed to mitigate risks to public health both in the United States and globally. Moreover, even where restrictions are and remain lifted, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. We are continuing to monitor the impact of COVID-19 and related risks, including risks related to the ongoing spread of COVID-19 (including new variants) and efforts to mitigate the spread and deployment of vaccines. If the effects of the COVID-19 pandemic, including COVID-19 variants, remain uncertain and the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

Because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination. If we have not completed our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If we succeed in effecting the proposed Business Combination with X-energy, there will likely be significant competition from X-energy’s competitors. We cannot assure you that, subsequent to the proposed Business Combination, we will have the resources or ability to compete effectively. In the event that the proposed Business Combination with X-energy is not consummated, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Furthermore, we are obligated to offer holders of our public shares the right to require us to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these limitations and obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient for us to operate until August 4, 2023, it could limit the amount available to fund our business and complete our initial business combination, and we will depend on loans from our Sponsor or directors and executive officers to fund our business and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only $1,500,000 will be available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, will be sufficient for us to operate until August 4, 2023; however, our operating and transaction expenses may exceed this amount.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, directors and executive officers or other third parties to operate or may be forced to liquidate. Neither our Sponsor, directors or executive officers nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not completed our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, including X-energy, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. These shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

A third party may refuse to execute a waiver in numerous circumstances, such as the engagement of a third-party consultant whose particular expertise or skills are believed by our directors and executive officers to be superior to those of other consultants that would agree to execute a waiver or in cases where our directors and executive officers are unable to retain a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the Class A ordinary shares into which Class B ordinary shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and warrants that may be issued upon conversion of the Working Capital Loan (described elsewhere in this annual report on Form 10-K) and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Class B ordinary shares and the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our Sponsor or its permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector and have not selected any specific target businesses to pursue in our initial business combination, you will not have the opportunity to assess the merits or risks of any particular target business’s operations.

In the event that the proposed Business Combination with X-energy is not consummated, we may focus our search for a target business in North America, Europe or Asia. We may pursue business combination opportunities in any industry, sector or location, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. If we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in those businesses. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to fully assess all of the risks or have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and we may be unable to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a decline in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value of their securities.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. As a result of changes in the market since our Initial Public Offering, we may consider a target business in the fossil fuel industry, including the upstream, midstream and energy services sub-sectors. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022 there were 200,000,000 and 5,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2022, there were no preference shares issued and outstanding.

Due to additional ordinary share issuances, if the proposed Business Combination with X-energy is consummated, our shareholders will experience dilution. If the proposed Business Combination with X-energy is not consummated, we may issue a substantial number of additional Class A ordinary shares or preference shares to complete another proposed initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Description of Securities—Warrants—Company Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our Sponsor upon conversion of the Working Capital Loan. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially and adversely affect subsequent attempts to identify and acquire or merge with another business. If we have not completed our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially and adversely affect subsequent attempts to identify and acquire or merge with another business. If we have not completed our initial business combination by August 4, 2023, or such earlier date as determined by our board of directors in its sole discretion, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

On June 5, 2020, our Sponsor paid $25,000 to cover certain of our offering costs in consideration of Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. As a result of various transactions, our Sponsor (together with its permitted transferees) currently holds an aggregate of 25,000,000 Class B ordinary shares, which represents 20% of the outstanding shares after the Initial Public Offering. In addition, our Sponsor has purchased an aggregate of 15,333,333 Private Placement Warrants, including 1,733,333 additional Private Placement Warrants to cover over-allotments, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business by August 4, 2023,or such earlier date as our board of directors may determine in its sole discretion, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence them in identifying and selecting a target business combination, completing an initial business combination and operating the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

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

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company such as X-energy. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable or attractive as the limited information may have indicated.

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

To effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then-outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to have their public shares redeemed for cash if we propose an amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination to effectuate our initial business combination.

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

Our Sponsor, executive officers, directors and director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to have their Class A ordinary shares redeemed upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not completed our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient for our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not completed our initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders and not previously released to us to pay our income taxes, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting beginning with this annual report. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

A new 1% U.S. federal excise tax is expected to be imposed on us in connection with redemptions of New X-energy Class A
Common Stock.

On August 16, 2022, the Inflation Reduction Act of 2022 became law, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

The 1% excise tax is not expected to apply to redemptions of Class A ordinary shares to the extent such redemptions occur prior to the Domestication (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). However, absent any additional guidance, if we domesticate and continue as a Delaware corporation prior to the redemptions, and because our securities are trading on the NYSE, we currently expect that New X-energy will be subject to the excise tax with respect to any redemptions of its New X-energy Class A Common Stock in connection with the Business Combination that are treated as repurchases for this purpose if the Business Combination closes on a date after December 31, 2022. Furthermore, we currently expect that New X-energy will generally be subject to the excise tax with respect to any other future redemptions of its New X-energy Class A Common Stock after December 31, 2022 (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of New X-energy). In all cases, the extent of the excise tax that may be incurred would depend on a number of factors, including the fair market value of the New X-energy Class A Common Stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. It is not clear to what extent such reduction would be available with respect to redemptions of New X-energy Class A Common Stock and the issuance of New X-energy Class B Common Stock and New X-energy Class C Common Stock. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax could, however, reduce the amount of cash available to New X-energy (or the cash contribution to X-energy following the Closing in connection with the Business Combination).

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

As of December 31, 2022, we had a working capital deficit of $9.6 million. Further, we have incurred and expect to incur significant costs in pursuit of our business combination plans. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to continue as a going concern.

Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of
Operations—Going Concern Considerations, Liquidity, and Capital Resources” for additional information.

Risks Relating to Our Proposed Business Combination with X-energy

The proposed Business Combination with X-energy may not be completed on the anticipated terms and there are uncertainties and risks related to consummating the proposed Business Combination with X-energy.

On December 5, 2022, we entered into a Business Combination Agreement with X-energy, pursuant to which the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by X-energy. The combined company’s business will continue to operate through X-energy and its subsidiaries. In connection with the Closing, the Company will change its name to “X-Energy, Inc.”

The Closing may not be completed on the anticipated terms and there are uncertainties and risks related to consummating the proposed Business Combination. Even if the Business Combination Agreement is approved by the shareholders of the Company, specified conditions must be satisfied or waived before the parties to the Business Combination Agreement are obligated to complete the Business Combination. The Company does not control the satisfaction of all of such conditions. The Company and X-energy may not satisfy all of the closing conditions in the Business Combination Agreement. If the closing conditions are not satisfied or waived, the Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause the Company and X-energy to each lose some or all of the intended benefits of the Business Combination.

Subsequent to the Closing, New X-energy may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition and its share price, which could cause you to lose some or all of your investment.

Although the Company has conducted due diligence on X-energy, it cannot assure you that this diligence has identified all material issues that may be present within X-energy, that it is possible to uncover all material issues through a customary amount of due diligence, or that factors outside of X-energy’s and outside of the Company’s or New X-energy’s control will not later arise. As a result of these factors, New X-energy may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in it reporting losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on New X-energy’s liquidity, the fact that New X-energy reports charges of this nature could contribute to negative market perceptions about New X-energy or its securities. Accordingly, any of the Company’s public shareholders who choose to remain stockholders of New X-energy following the Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation relating to the Business Combination contained an actionable material misstatement or material omission.

Some of our executive officers and directors may have conflicts of interest that may influence or have influenced them to support or approve the Business Combination without regard to your interests or in determining whether X-energy is an appropriate target for our initial business combination.

Our Sponsor and independent directors currently hold an aggregate of 25,000,000 Class B ordinary shares, which represents 20% of the outstanding shares after our Initial Public Offering. The Sponsor holds 15,333,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant. Pursuant to the Sponsor Support Agreement, our Sponsor has agreed to forfeit up to 73.1% of its Class B ordinary shares and Private Placement Warrants in connection with the consummation of the Business Combination, with 50% of the Purchaser Support Parties’ retained shares (subject to the terms of the Sponsor Support Agreement and following the automatic conversion of each issued and outstanding Class B ordinary share, on a one-for-one basis, into a Class A ordinary share) and the Purchaser Support Parties’ retained warrants (subject to the terms of the Sponsor Support Agreement) vesting in equal installments at share price thresholds of $12.50 and $15.00 following the proposed Business Combination. If we do not consummate an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, the Private Placement Warrants will expire worthless. The personal and financial interests of our Sponsor, executive officers and directors may influence or have influenced their motivation in identifying and selecting a target for our initial business combination, their support for completing the proposed Business Combination and the operation of New X-energy following the proposed Business Combination.

Our Sponsor, its directors and executive officers, and their respective affiliates have incurred out-of-pocket expenses in connection with performing due diligence on suitable targets for business combinations and the negotiation of the proposed Business Combination. At the Closing, our Sponsor, its directors and officers, and their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable targets for business combinations. If a business combination is not completed by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, our Sponsor, directors and officers, and any of their respective affiliates will not be eligible for any such reimbursement.

On February 2, 2023, we extended the date by which we have to consummate an initial business combination from February 4, 2023, to August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion. In connection with the Extension, on January 26, 2023, our Sponsor agreed to make monthly deposits directly to the Trust Account of $0.03 for each outstanding Class A ordinary share, up to a maximum of $1.2 million per month following the approval and implementation of the Extension. Such Contributions will be made pursuant to the Extension Promissory Note issued by us to our Sponsor. In the event that the proposed Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay this loan, but no proceeds held in the Trust Account would be used to repay this loan.

Certain officers and members of our board of directors also participate in arrangements that may provide them with other interests in the proposed Business Combination that are different from yours, including, among others, arrangements for their continued service as directors of New X-energy.

Further, our Sponsor, officers and directors have agreed: (i) to vote any ordinary shares owned by them in favor of the proposed Business Combination; and (ii) not to redeem any shares in connection with a shareholder vote to approve the proposed Business Combination.

These interests, among others, may influence or have influenced our Sponsor and the executive officers and members of our board of directors to support or approve the proposed Business Combination.

An active, liquid trading market for New X-energy’s securities may not develop, which may limit your ability to sell such securities.

Although we intend to apply to list the New X-energy Class A Common Stock and New X-energy Warrants on the NYSE under the ticker symbols “XE” and “XEW”, respectively, an active trading market for such securities may never develop or be sustained following the Closing. The initial valuation of $10.00 per share may not be indicative of the market price of New X-energy Class A Common Stock that will prevail in the open market after the Closing. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of New X-energy Class A Common Stock and New X-energy Warrants. The market price of New X-energy Class A Common Stock may decline below $10.00 per share, and you may not be able to sell your New X-energy Class A Common Stock at or above $10.00 per share, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing New X-energy Class A Common Stock and New X-energy Warrants.

During the pendency of the proposed Business Combination, the Company will not be able to enter into a business combination with another party because of restrictions in the Business Combination Agreement. Furthermore, certain provisions of the Business Combination Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Business Combination Agreement.

Covenants in the Business Combination Agreement impede the ability of the Company to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Business Combination. As a result, the Company may be at a disadvantage to its competitors during that period. While the Business Combination Agreement is in effect, neither the Company nor X-energy may solicit, assist, initiate, engage or facilitate the making, submission or announcement of or encourage, any alternative acquisition proposal, such as a merger, material sale of assets or equity interests or other business combination, with any third party, even though any such alternative acquisition could be more favorable to the Company’s shareholders than the Business Combination. If the Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the Business Combination Agreement due to the passage of time during which these provisions have remained in effect.

The exercise of the Company’s directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in the Company’s shareholders’ best interests.

In the period leading up to the Closing, events may occur that, pursuant to the Business Combination Agreement, would require the Company to consider agreeing to amend the Business Combination Agreement, to consent to certain actions taken by X-energy or to waiving rights to which the Company is entitled under the Business Combination Agreement. Such events could arise because of changes in the course of X-energy’s businesses or a request by X-energy to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement. In any of such circumstances, it would be at the Company’s discretion, acting through board of directors of the Company and the Special Committee, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors described in the preceding risk factors may result in a conflict of interest on the part of such director(s) between what such director may believe is best for the Company and its shareholders and what such director may believe is best for themselves in determining whether or not to take the requested action. The Company does not believe there will be any changes or waivers that the Company’s directors and executive officers would be likely to make after shareholder approval of the Business Combination Proposal has been obtained.

The Domestication may result in adverse tax consequences for holders of the Company’s Class A ordinary shares and warrants, including holders exercising their redemption rights with respect to the Company Class A ordinary shares if the Domestication were to occur prior to such redemptions.

The Company intends for the Domestication to qualify as a reorganization within the meaning of Section 368(a)(1)(F) of the Code, i.e., an “F Reorganization. If the Domestication fails to qualify as an F Reorganization, a U.S. Holder (as defined in the Proxy Statement/Prospectus) of the Company’s Class A ordinary shares or warrants generally would recognize gain or loss with respect to our Class A ordinary shares or warrants in an amount equal to the difference, if any, between the fair market value of the corresponding common stock or warrants of New X-energy received in the Domestication and the U.S. Holder’s adjusted tax basis in our Company Class A ordinary shares or warrants surrendered. If the Domestication were to occur prior to the redemption of U.S. Holders that exercise redemption rights with respect to the Company’s Class A ordinary shares, U.S. Holders exercising such redemption rights will be subject to the potential tax consequences of the Domestication. Additionally, Non-U.S. Holders (as defined in the Proxy Statement/Prospectus) may become subject to withholding tax on any amounts treated as dividends paid on New X-energy Class A Common Stock after the Domestication.

Assuming that the Domestication qualifies as an F Reorganization, subject to the PFIC rules discussed below, U.S. Holders generally will be subject to Section 367(b) of the Code in connection with the Domestication, and, as a result:

•a U.S. Holder who is a 10% U.S. Shareholder on the date of the Domestication generally will be required to include in income as a deemed dividend deemed paid by the Company the “all earnings and profits amount” (as defined in the Treasury Regulations under Section 367 of the Code) attributable to the Company’s Class A ordinary shares held directly by such U.S. Holder;

•a U.S. Holder whose Class A ordinary shares have a fair market value of $50,000 or more on the date of the Domestication and who, on the date of the Domestication, is not a 10% U.S. Shareholder generally will recognize gain (but not loss) with respect to our Company Class A ordinary shares as if such U.S. Holder exchanged our Company Class A ordinary shares for New X-energy Class A Common Stock in a taxable transaction, unless such U.S. Holder elects in accordance with applicable Treasury Regulations to include in income as a deemed dividend deemed paid by the Company the “all earnings and profits” amount (as defined in the Treasury Regulations under Section 367 of the Code) attributable to such U.S. Holder’s Class A ordinary shares; and

•a U.S. Holder whose Class A ordinary shares have a fair market value of less than $50,000 on the date of the Domestication and who, on the date of the Domestication, is not a 10% U.S. Shareholder, generally will not recognize any gain or loss or include any part of the Company’s earnings and profits in income under Section 367 of the Code in connection with the Domestication.

Additionally, even if the Domestication qualifies as an F Reorganization, proposed Treasury Regulations promulgated under Section 1291(f) of the Code and certain other PFIC rules (which have retroactive effective dates) generally require that a U.S. person who disposes of stock of a PFIC (including for this purpose, under a proposed Treasury Regulation that generally treats an “option” to acquire the stock of a PFIC as stock of the PFIC, exchanging warrants for newly issued New X-energy Warrants in the Domestication) must recognize gain equal to the excess of the fair market value of such PFIC stock over its adjusted tax basis, notwithstanding any other provision of the Code. the Company believes that it is likely classified as a PFIC for U.S. federal income tax purposes. As a result, these proposed Treasury Regulations, if finalized in their current form, would generally require a U.S. Holder of Class A ordinary shares to recognize gain under the PFIC rules on the exchange of Class A ordinary shares for New X-energy Class A Common Stock pursuant to the Domestication unless such U.S. Holder has made certain tax elections with respect to such U.S. Holder’s Class A ordinary shares. The proposed Treasury Regulations provide coordinating rules with other sections of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), including Section 367(b), which affect the manner in which the rules under such other sections apply to transfers of PFIC stock. These proposed Treasury Regulations, if finalized in their current form, would also apply to a U.S. Holder who exchanges warrants for newly issued New X-energy Warrants; under current law, however, the elections mentioned above do not apply to warrants. Any gain recognized from the application of the PFIC rules described above would be taxable income with no corresponding receipt of cash. The tax on any such gain would be imposed at the rate applicable to ordinary income and an interest charge would apply based on complex rules designed to offset the tax deferral to such U.S. Holder on the undistributed earnings, if any, of the Company. It is not possible to determine at this time whether, in what form, and with what effective date, final Treasury Regulations under Section 1291(f) of the Code may be adopted or how any such Treasury Regulations would apply.

Upon the Closing, the rights of holders of the New X-energy Common Stock arising under the DGCL will differ from and may be less favorable to the rights of holders of Company Ordinary Shares arising under the Companies Act.

Upon the Closing, the rights of holders of the New X-energy Class A Common Stock, the New X-energy Class B Common Stock, the New X-energy Class C Common Stock and the New X-energy Class D Common Stock (collectively, the “New X-energy Common Stock”) will arise under the Delaware General Corporation Law (“DGCL”). The DGCL contains provisions that differ in some respects from those in the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”), and, therefore, some rights of holders of New X-energy Common Stock could differ from the rights that holders of Company Ordinary Shares currently possess. For instance, while class actions are generally not available to shareholders under Cayman Islands law, such actions are generally available under Delaware law. This change could increase the likelihood that New X-energy becomes involved in costly litigation, which could have a material adverse effect on New X-energy.

Delaware law and the proposed certificate of incorporation and proposed bylaws of New X-energy will contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The proposed certificate of incorporation and proposed bylaws of New X-energy that will be in effect at the Closing differ from our amended and restated memorandum and articles of association. Among other differences, the proposed certificate of incorporation of New X-energy, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the New X-energy Board and therefore depress the trading price of the New X-energy Class A Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the then-current members of the New X-energy Board or taking other corporate actions, including effecting changes in management. Among other things, the proposed certificate of incorporation and proposed bylaws of New X-energy include provisions regarding:

•the ability of the New X-energy Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the limitation of the liability of, and the indemnification of, New X-energy’s directors and officers;

•the right of the New X-energy Board to elect a director to fill a vacancy created by the expansion of the New X-energy board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the New X-energy Board;

•the requirement that directors may only be removed from the New X-energy Board for cause and upon the affirmative vote of the holders of at least 66 2/3% of the total voting power of then outstanding New X-energy Common Stock;

•a prohibition from and after the time New X-energy ceases to be a controlled company under applicable NYSE rules, on stockholder action by written consent (except for actions by the holders of New X-energy Class B Common Stock, New X-energy Class C Common Stock or as required for holders of future series of preferred stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

•the requirement that a special meeting of stockholders may be called only by the New X-energy Board, the chairman of the New X-energy Board or New X-energy’s chief executive officer or (ii) for so long as New X-energy is a controlled company under applicable NYSE rules, by the secretary of New X-energy at the request of any holder of record of at least 25% of the voting power of the issued and outstanding shares of capital stock of New X-energy, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•controlling the procedures for the conduct and scheduling of the New X-energy Board and stockholder meetings;

•the requirement for the affirmative vote of holders of at least 66 2/3% of the total voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions in the proposed certificate of incorporation of New X-energy which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the New X-energy Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•the ability of the New X-energy Board to amend the proposed bylaws of New X-energy, which may allow the New X-energy Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the proposed bylaws of New X-energy to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders of New X-energy must comply to nominate candidates to the New X-energy Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the New X-energy Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of New X-energy.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the New X-energy Board or management.

As a Delaware corporation, New X-energy will generally be subject to provisions of Delaware law, including the DGCL.

The proposed certificate of incorporation of New X-energy will designate a state or federal court located within the State of Delaware as the exclusive forum for certain types of actions and proceedings between New X-energy and its stockholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit New X-energy’s stockholders’ ability to choose the judicial forum for disputes with New X-energy or its directors, officers, or employees.

The proposed certificate of incorporation of New X-energy will provide that, unless New X-energy consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, and any State of Delaware appellate court therefrom, will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on behalf of New X-energy; (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by director, officer, other employee or stockholder of New X-energy to it or its stockholders; (iii) any action, suit or proceeding asserting a claim against New X-energy, claim against New X-energy governed by the internal affairs doctrine of the law of the State of Delaware. The proposed certificate of incorporation of New X-energy will also provide that, unless New X-energy consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. This provision in the proposed certificate of incorporation of New X-energy will not address or apply to claims that arise under the Exchange Act; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations under the Exchange Act. To the extent these provisions could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provisions in connection with such claims, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations under the federal securities laws.

Any person or entity purchasing or otherwise acquiring any interest in any of the securities of New X-energy will be deemed to have notice of and consented to the provisions of the proposed certificate of incorporation of New X-energy described in the preceding paragraph. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with New X-energy or its directors, officers, or other employees, which may discourage lawsuits against New X-energy and its directors, officers, and other employees. The enforceability of similar exclusive-forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in the proposed certificate of incorporation of New X-energy is inapplicable or unenforceable. If a court were to find these exclusive-forum provisions to be inapplicable or unenforceable in an action, New X-energy may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

New X-energy will be a “controlled company” within the meaning of the NYSE listing standards and, as a result, will qualify for, and intends to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to shareholders of companies that are subject to such requirements.

The X-energy Founder will own more than 50% of the combined voting power for the election of directors to the New X-energy Board, and, as a result, New X-energy will be considered a “controlled company” for the purposes of the NYSE rules. As such, New X-energy will qualify for exemptions from certain corporate governance requirements, including that a majority of the New X-energy Board consist of “independent directors,” as defined under the NYSE rules. New X-energy will not be required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

As permitted for a “controlled company,” a majority of the New X-energy Board and New X-energy’s Compensation and Nominating and Corporate Governance Committees will not be independent. Accordingly, New X-energy stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE rules.

If at any time New X-energy ceases to be a “controlled company” under the NYSE rules, the New X-energy Board intends to take any action that may be necessary to comply with the NYSE rules, subject to a permitted “phase-in” period.

These and any other actions necessary to achieve compliance with such rules may increase New X-energy’s legal and administrative costs, will make some activities more difficult, time-consuming and costly and may also place additional strain on New X-energy’s personnel, systems and resources.

The proposed certificate of incorporation of New X-energy will not limit the ability of the Sponsor, certain affiliates or funds associated with the Sponsor or our non-employee directors to compete with us.

The Sponsor, certain affiliates or funds associated with the Sponsor and our non-employee directors and their respective affiliates engage in a broad spectrum of activities, including investments in similar business activities or lines of business in which the Company now engages or proposes to engage. In the ordinary course of their business activities, the Sponsor, certain affiliates or funds associated with the Sponsor and our non-employee directors and their respective affiliates may engage in activities where their interests conflict with New X-energy’s interests or those of its stockholders. The proposed certificate of incorporation of New X-energy will provide that, to the fullest extent permitted by law, none of the Sponsor, certain affiliates or funds associated with the Sponsor, our non-employee directors or any of their respective affiliates (including any non-employee director who serves an officer of New X-energy in such person’s director and officer capacities) will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which New X-energy engages or proposes to engage or otherwise competing with New X-energy, its stockholders, or any of its affiliates. Further, to the fullest extent permitted by law, in the event that the Sponsor, certain affiliates or funds associated with the Sponsor and our non-employee directors and their respective affiliates acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself, herself or himself and New X-energy or any of its affiliates, they will have no duty to communicate or offer such transaction or other business opportunity to New X-energy or any of its affiliates and will not be liable to New X-energy or its stockholders or to any of its affiliates for breach of any fiduciary duty as a stockholder, director or officer of New X-energy solely by reason of the fact that they pursue or acquire such corporate opportunity for themselves, offer or direct such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to New X-energy or any of its affiliates. The Sponsor, certain affiliates or funds associated with the Sponsor and their respective directors and officers may pursue, in their capacities other than as directors of the New X-energy Board, acquisition opportunities that may be complementary to New X-energy’s business, and, as a result, those acquisition opportunities may not be available to New X-energy. The Sponsor, certain affiliates or funds associated with the Sponsor and their respective directors and officers may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

The Company’s executive officers and directors and their affiliates may enter into agreements concerning the Company’s securities prior to the extraordinary general meeting, which may have the effect of increasing the likelihood of completion of the Business Combination or decreasing the value of the Company securities.

At any time prior to the extraordinary general meeting, during a period when they are not then aware of any material non-public information regarding the Company or its securities, the Company’s executive officers and directors and their affiliates may enter into a written plan to purchase the Company’s securities pursuant to Rule 10b5-1 of the Exchange Act, and may engage in other public market purchases, as well as private purchases, of securities. Further, at any time prior to the extraordinary general meeting, during a period when they are not then aware of any material non-public information regarding the Company or its securities, the Company’s executive officers and directors and their respective affiliates may: (i) purchase shares from institutional and other holders who vote, or indicate an intention to vote, against the proposal to approve the Business Combination or the other shareholder proposals in the Proxy Statement/Prospectus, or who elect to redeem or indicate an intention to redeem public shares; (ii) execute agreements to purchase such shares from such holders in the future; and (iii) enter into transactions with such holders to provide such holders with incentives to acquire public shares, vote their public shares in favor of the proposal to approve the Business Combination or the other shareholder proposals in the Proxy Statement/Prospectus or not redeem their public shares. Such an agreement may include a contractual acknowledgement that such shareholder, although still the record holder of Company Ordinary Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Company’s executive officers and directors or their affiliates purchase shares in privately negotiated transactions from the Company public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their public shares. While the exact nature of any such incentives has not been determined as of the record date, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their public shares, including the granting of put options and the transfer of shares or Private Placement Warrants owned by the Sponsor for nominal value to such investors or holders.

The purpose of such share purchases and other transactions by the Company’s executive officers and directors and their respective affiliates would be to increase the likelihood of satisfaction of the requirements that the holders of the requisite number of Company Ordinary Shares present and voting at the extraordinary general meeting vote in favor of the proposal to approve the Business Combination and the other shareholder proposals in the Proxy Statement/Prospectus when it appears that such requirement would otherwise not be met.

Any such arrangements may have a depressive effect on the Company Ordinary Shares. For example, as a result of these arrangements, an investor or holder may have the ability to effectively purchase shares at a price lower than market and may therefore be more likely to sell the shares it owns, either prior to or immediately after the extraordinary general meeting.

Beginning in January 2022, there has been a precipitous drop in the market values of growth-oriented companies. The market values of growth-oriented and early stage companies, including X-energy, may be more volatile than other securities and may involve special risks.

Beginning in January 2022, there has been a precipitous drop in the market values of growth-oriented companies like ours. In recent months, inflationary pressures, increases in interest rates and other adverse economic and market forces have contributed to these drops in market value. As a result, the public shares are subject to potential downward pressures, which may result in high redemptions of the cash available from the Trust Account. If there are substantial redemptions, there will be a lower float of New X-energy Class A Common Stock outstanding, which may cause further volatility in the price of New X-energy Class A Common Stock and adversely impact New X-energy’s ability to secure financing following the closing of the Business Combination.

The Committee on Foreign Investment in the United States (“CFIUS”) or other regulatory agencies may modify, delay or prevent our Business Combination.

The Committee on Foreign Investment in the United States (“CFIUS”) has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Because the proposed Business Combination contemplates interim financing where non-U.S. persons may become investors in X-energy, the Business Combination may be subject to CFIUS review or other regulatory review, which depends in large part on the ultimate share ownership of the Company following the Business Combination, among other factors. If the Business Combination were to fall within CFIUS’s jurisdiction, we risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to modify or delay our Business Combination, impose conditions with respect to such Business Combination, request the President of the United States to order us to divest all or a portion of X-energy if we were to acquire it without first obtaining CFIUS approval or prohibit the Business Combination entirely. The time necessary for CFIUS review of the transaction or a decision to delay or prohibit the transaction may also prevent the Business Combination from occurring within the applicable time period required under the Company’s amended and restated memorandum and articles of association. These risks may limit the attractiveness of, delay or prevent us from pursuing our initial Business Combination.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy, and we have limited time to complete our Business Combination. If we are unable to consummate our Business Combination within the applicable time period required under the Company’s amended and restated memorandum and articles of association, we will be required to wind up, redeem and liquidate. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through a Business Combination. Additionally, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may fail to satisfy a condition in the Business Combination Agreement and be required to wind up, redeem and liquidate.

On March 30, 2022, the SEC issued a rule proposal relating to, among other things, circumstances in which special purpose acquisition companies (the “SPAC Rule Proposal”) could potentially be subject to the Investment Company Act. The SPAC Rule Proposal includes a proposed safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act if a special purpose acquisition company satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the proposed safe harbor, the SPAC Rule Proposal would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). To avail itself of the safe harbor in the SPAC Rule Proposal, a company would then be required to complete its initial business combination no later than 24 months after the effective date of its IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. We completed our Initial Public Offering in February 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time until our announcement regarding our proposed Business Combination on December 6, 2022. It is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. In addition, unless we were to modify our activities so that we would not be deemed an investment company, we may fail to satisfy a condition in the Business Combination Agreement, which could result in the termination of the Business Combination Agreement. After any such termination, we may be required to wind up, redeem and liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to sell the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following sale of securities in the Trust Account, if any, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, including prior to August 4, 2023, instruct the trustee with respect to the Trust Account to sell the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter, to hold all funds in the Trust Account in cash until the earlier of consummation of the Business Combination or liquidation of the Company. Following any such sale of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to sell the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

    In addition, even prior to August 4, 2023, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. The risk of being deemed subject to the Investment Company Act may increase the longer the Company holds securities (i.e., the longer past two years the securities are held), and also may increase to the extent the funds in the Trust Account are not held in cash. Accordingly, we may determine, in our discretion, to sell the securities held in the Trust Account at any time, even prior to August 4, 2023, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

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

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we will seek to identify and combine with one or more businesses. Certain of our officers and directors have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which they are or will be required to present a business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. For example, certain of our officers and directors are also officers, managers or directors of Ares and certain of its affiliated funds and investment vehicles, and certain of their current or former portfolio companies. Some of these entities have limited partners or public equityholders to whom these individuals owe fiduciary duties. Accordingly, conflicts of interest may arise in determining the allocation of specific investment opportunities among Ares, its funds and investment vehicles, and us and the allocation of fees and costs among these entities. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, or (b) with respect to any other provisions relating to rights of our shareholders’ right or pre-business combination activity; and (iii) the redemption of our public shares if we have not consummated an initial business by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, subject to applicable law and as further described herein. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our investors are not entitled to protections normally afforded to investors of blank check companies.

We are a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,001 upon the completion of the Initial Public Offering and have filed a Current Report on Form 8-K with the SEC on February 10, 2021, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial business combination within 18 months of the closing of the Initial Public Offering and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to rule 419, our Units are immediately tradable, we will be entitled to withdraw amounts from the funds held in the Trust Account prior to the completion of our initial business combination and we may have a longer period of time to complete such a business combination than we would if we were subject to such rule.

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

The terms of the warrants may be amended in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then-outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants to effect any change thereto, including to increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that (i) the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and (ii) certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (a) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (b) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the Private Placement Warrants will be redeemable by us as so long as they are held by our Sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 20,000,000 of our Class A ordinary shares as part of the units offered in the Initial Public Offering, and we issued in a private placement 15,333,333 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if our Sponsor makes any working capital loan, it may convert up to $1,500,000 of such loan into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per warrant.

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

Our Sponsor (together with its permitted transferees) owns, on an as-converted basis, 34.7% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual shareholder meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual shareholder meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, will control the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination.

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

Only holders of our Class B ordinary shares have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•we have a board of directors that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•we have a compensation committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•we have a nominating and corporate governance committee of our board of directors that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we have not consummated an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, our public shareholders may be forced to wait beyond such date before redemption from our Trust Account.

If we have not consummated an initial business combination by August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond August 4, 2023 before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association prior thereto and only then in cases where investors have sought to require us to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination and have not amended certain provisions of our amended and restated memorandum and articles of association by August 4, 2023. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it were proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors or as having acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

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

If the proposed Business Combination with X-energy is consummated, we will, and if we consummate an initial business combination with another target, and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may domesticate under the laws of a state of the United States (the “U.S. domestication”) in connection with our initial business combination and after such U.S. domestication any redemptions of our common stock may result in a new 1% excise taxes imposed on us.

On August 16, 2022, the Inflation Reduction Act of 2022 became law, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

The 1% excise tax is not expected to apply to redemptions of our stock to the extent such redemptions occur prior to the U.S. domestication (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). However, absent any additional guidance, if the U.S. domestication occurs prior to the redemptions, we currently expect to be subject to the excise tax with respect to any redemptions of our common stock in connection with the initial business combination that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of us). In all cases, the extent of the excise tax that may be incurred would depend on a number of factors, including the fair market value of the common stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. It is not clear to what extent such reduction would be available with respect to redemptions of our common stock. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax could, however, reduce the amount of cash available to us (or the cash contribution to the target company or business in connection with the initial business combination).

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

As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this annual report on Form 10-K are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging - Contracts on an Entity's Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the audited statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly financial results.

General Risk Factors

We are an early stage company with no revenues or basis on which to evaluate our ability to achieve our business objective.

We are an early stage with no revenues or basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete an initial business combination, including the proposed Business Combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by Ares or its affiliates or our directors and executive officers, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.

Information regarding performance by, or businesses associated with, Ares or its affiliates or our directors and executive officers is presented for informational purposes only. Any past experience and performance of Ares or its affiliates or our directors and executive officers is not a guarantee either: (i) that we will be able to successfully identify a suitable candidate for our initial business combination; or (ii) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of Ares or its affiliates or our directors and executive officers’ performance as indicative of the future performance of an investment in us, including whether we can provide an attractive return to our shareholders, or as indicative of every prior investment by our directors and executive officers. Ares and our directors and executive officers have had limited experience with blank check companies and special purpose acquisition companies. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.

We and our Sponsor and its affiliates face increasingly frequent and sophisticated cyber and security threats, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. We may be a target for attacks because we are affiliated with an alternative asset management firm and may hold confidential and other price sensitive information, including price information, about existing and potential investments. We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of Ares and its third party vendors, and other third parties. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. As a result, we may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.

The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any processes, procedures and internal controls we may implement to mitigate cybersecurity risks and cyber intrusions, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, will not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched and because cyber-incidents can originate from a wide variety of sources. We may not have sufficient funding and resources to comply with evolving cybersecurity regulations and to continually monitor and enhance our cybersecurity procedures and controls.

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

Item 1B. Unresolved Staff Comments.

In connection with the filing of our Proxy Statement/Prospectus, we received SEC staff comments on February 22, 2023.

Item 2. Properties.

Our executive offices are located at 245 Park Avenue, 44th Floor, New York, New York 10167, and our telephone number is (212) 750-7300. The cost for our use of this space is included in the $16,667 per month fee we pay to our Sponsor for office space, utilities, secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “AAC.U”, “AAC” and “AAC WS”, respectively.

Holders

On February 21, 2023, there was one holder of record for our units, one holder of record for our Class A ordinary shares, four holders of our Class B ordinary shares and two holders of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the consummation of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to consummation of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends prior to the consummation of our initial business combination. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We have not sold any unregistered equity securities during the year ended December 31, 2022.

On June 5, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. On January 13, 2021, the Sponsor transferred 50,000 Class B ordinary shares to each of the Company’s independent directors. These 150,000 Class B ordinary shares were not subject to forfeiture in the event the underwriters’ over-allotment was not exercised. The Sponsor had agreed to forfeit up to 3,262,500 Class B ordinary shares to the extent that the underwriters’ over-allotment option was not exercised in full so that the Class B ordinary shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Through February 4, 2021, the Company effectuated share recapitalizations resulting in the Sponsor (and its permitted transferees) holding an aggregate of 25,012,500 Class B ordinary shares. On February 4, 2021, the underwriters partially exercised their over-allotment option; thus, 12,500 shares of Class B ordinary shares were forfeited.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. This section of the annual report on Form 10-K discusses activity as of and for the years ended December 31, 2022 and 2021. For discussion on activity for the period from January 24, 2020 (inception) through December 31, 2020 and period-over-period analysis on results for the year ended December 31, 2021 to the period from January 24, 2020 (inception) through December 31, 2020, refer to Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2021. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and certainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements”, “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

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

As indicated in the accompanying financial statements, as of December 31, 2022, we had approximately $38,000 in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

Trends Affecting Our Business

We continue to evaluate the impact of increases in inflation and rising interest rates, the COVID-19 pandemic and the conflict in Ukraine and the surrounding region, and have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial business combination. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Recent Developments

Business Combination Agreement with X-Energy Reactor Company, LLC

On December 5, 2022, we entered into the Business Combination Agreement with X-energy, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by X-energy. The combined company’s business will continue to operate through X-energy and its subsidiaries. In connection with the Closing, the Company will change its name to “X-Energy, Inc.”. See “Item 1. Business—Proposed Business Combination” for a description of the proposed Business Combination with X-energy and the related agreements.

The proposed Business Combination is subject to, among other things, the approval of the proposed Business Combination by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions, including that the SEC completes its review of the Proxy Statement/Prospectus, the receipt of certain regulatory approvals, and the approval by the NYSE to list the securities of the combined company.

Extension

On February 2, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from February 4, 2023 to August 4, 2023, or such earlier date as our board of directors may determine in its sole discretion. In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 53,002,919 ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $539.0 million (approximately $10.17 per share) to redeeming shareholders.

Extension Promissory Note

On January 26, 2023, our Sponsor agreed to make monthly deposits directly to the Trust Account of $0.03 for each outstanding Class A ordinary share, up to a maximum of $1.2 million per month following the approval and implementation of the Extension. Such Contributions will be made pursuant to the Extension Promissory Note issued by us to our Sponsor. Such Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), began on February 3, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the Maturity Date.

Results of Operations

Our entire activity since inception through December 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

We classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

For the year ended December 31, 2022, we had net income of $20,983,590, which consisted of a change in the fair value of warrant liabilities of $15,228,589 and investment income earned on investments held in Trust Account of $13,097,713, offset by general and administrative costs of $7,342,712.

For the year ended December 31, 2021, we had net income of $15,849,072, which consisted of a change in the fair value of warrant liabilities of $23,703,427 and investment income earned on investments held in Trust Account of $284,779, offset by offering costs of $1,677,518 and general and administrative costs of $6,461,616.

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2022, we had approximately $38,000 in our operating bank account and working capital deficit of approximately $9.6 million.

Our liquidity needs to date have been satisfied through (i) a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, (ii) a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 4), (iii) proceeds from the consummation of the Private Placement not held in the Trust Account which we repaid in full on February 4, 2021, and (iv) a working capital loan agreement with the Sponsor (the “Working Capital Loan”), pursuant to which the Company may borrow up to $2,500,000 (see Note 4). As of December 31, 2022, there was $1,500,000 outstanding under the Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the extended mandatory liquidation as approved on February 2, 2023 and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 4, 2023, the extended mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial business combination prior to such date. However, we have access to funds from the Sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the extended mandatory liquidation.

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

In addition, the Company has entered into certain arrangements with third-party advisors, including the following:

The underwriters are entitled to a deferred fee of $35.0 million. The deferred fee will be waived by the underwriters in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement.

The Company has entered into fee arrangement with certain service providers pursuant to which certain transaction fees and service fees will become payable only if the Company consummates the proposed Business Combination. If the proposed Business Combination with X-energy does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2022, the amount of these contingent fees with the service providers were approximately $13.2 million.

The Company has entered into a fee arrangement with capital markets advisors pursuant to which the Company will pay to each capital markets advisor an incentive fee of $2,250,000 so long as the sum of any funds raised in a securities private placement plus the funds raised in X-energy’s interim financing transactions plus funds in the Trust Account exceed $500,000,000, and if the Company consummates the proposed Business Combination with X-energy.

Additionally, the Company has entered into a fee arrangement with placement agents pursuant to which certain placement fees ranging from 2.25% to 4.5% of funds raised in a private placement transaction (net of proceeds invested by affiliates of the Company or the Sponsor), will become payable only if the Company consummates the proposed Business Combination with X-energy.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 100,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022 and 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. government securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this annual report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022. The Company's independent registered public accounting firm, WithumSmith+Brown, PC, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

Item 9B. Other Information.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. The Company’s Sponsor is a subsidiary of Ares, a publicly traded, leading global alternative investment manager. The description that follows has been provided to us by Ares.

On January 31, 2019, funds and accounts managed by Ares’ European direct lending strategy (together, the “Ares funds”) collectively acquired a 32% equity stake in Daisy Group Limited (“Daisy”). Daisy is a provider of communication services to businesses based in the United Kingdom. The Ares funds do not hold a majority equity interest in Daisy and do not have the right to appoint a majority of directors to Daisy’s board of directors.

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’ routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has a customer contract with Melli Bank Plc. Melli Bank Plc has been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13224. Daisy generated a total of £41,546 in annual revenues in 2021 (less than 0.01% of Daisy’s annual revenues) from its dealings with Melli Bank Plc and de minimis net profits. Daisy entered into the customer contract with Melli Bank Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Melli Bank Plc on February 26, 2022. Following termination of the contract, Daisy has not engaged and does not intend to engage in any further dealings or transactions with Melli Bank Plc.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
David B. Kaplan . . . . . . . . . . . . . . . . . . . . . .	55	Chief Executive Officer and Co-Chairman
Michael J Arougheti . . . . . . . . . . . . . . . . . .	50	Co-Chairman
Jarrod Phillips . . . . . . . . . . . . . . . . . . . . . . .	45	Chief Financial Officer
Allyson Satin . . . . . . . . . . . . . . . . . . . . . . . . .	37	Chief Operating Officer
Peter Ogilvie . . . . . . . . . . . . . . . . . . . . . . . .	40	Executive Vice President of Strategy
Stephen Davis . . . . . . . . . . . . . . . . . . . . . . . .	65	Director
Kathryn Marinello. . . . . . . . . . . . . . . . . . . . .	66	Director
Felicia Thornton. . . . . . . . . . . . . . . . . . . . . . .	59	Director

David B. Kaplan serves as Chief Executive Officer and is a Co-Chairman of the board of directors of Ares Acquisition Corporation. Mr. Kaplan is a Co-Founder of Ares, a Director and Partner of Ares Management Corporation and Co-Chairman of the Ares Private Equity Group. He is a member of the Ares Executive Management Committee and on the Ares Private Equity Group’s Corporate Opportunities, Asia Private Equity and Special Opportunities Investment Committees. Mr. Kaplan joined Ares in 2003 from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was a Senior Partner of Apollo Management, L.P. and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo Management, L.P., Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves as Chairman of the supervisory board of directors of the parent entity of Mytheresa and as a member of the boards of directors of the parent entities of 99 Cents Only Stores LLC, Cooper’s Hawk Winery & Restaurants and Guitar Center Holdings, Inc. Mr. Kaplan’s previous public company board of directors experience includes Maidenform Brands, Inc. where he served as the company’s Chairman, GNC Holdings, Inc., Dominick’s Supermarkets, Inc., Stream Global Services, Inc., Orchard Supply Hardware Stores Corporation, Smart & Final, Inc. and Allied Waste Industries Inc. Mr. Kaplan also serves on the board of directors of Cedars-Sinai Medical Center and on the President’s Advisory Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance. We believe Mr. Kaplan is well qualified to serve as the Co-Chairman of our board of directors due to his knowledge of and extensive experience with leveraged finance, acquisitions and private equity investments, in addition to his service as a director of other public and private companies.

Michael J Arougheti serves as Co-Chairman of the board of directors of Ares Acquisition Corporation. Mr. Arougheti is a Co-Founder of Ares and the Chief Executive Officer and President, as well as a Director of Ares Management Corporation. He is a member of the Ares Executive Management Committee. He additionally serves as Co-Chairman of Ares Capital Corporation (“ARCC”) and as a director of Ares Commercial Real Estate Corporation (“ACRE”). Mr. Arougheti also is a member of the Ares Credit Group’s U.S. Direct Lending and Pathfinder Fund Investment Committee, the Ares Equity Income Opportunity Strategy Portfolio Review Committee and the Ares Operations Management Group. Prior to joining Ares in 2004, Mr. Arougheti was employed by Royal Bank of Canada (“RBC”) from 2001 to 2004, where he was a Managing Partner of the Principal Finance Group of RBC Capital Partners and a member of the firm’s Mezzanine Investment Committee. Mr. Arougheti oversaw an investment team that originated, managed and monitored a diverse portfolio of middle-market leveraged loans, senior and junior subordinated debt, preferred equity and common stock and warrants on behalf of RBC and other third-party institutional investors. Mr. Arougheti joined RBC in October 2001 from Indosuez Capital, where he was a Principal and an Investment Committee member, responsible for originating, structuring and executing leveraged transactions across a broad range of products and asset classes. Prior to joining Indosuez in 1994, Mr. Arougheti worked at Kidder, Peabody & Co., where he was a member of the firm’s Mergers and Acquisitions Group. Mr. Arougheti also serves on the board of directors of Operation HOPE, a not-for-profit organization focused on expanding economic opportunity in underserved communities through education and empowerment. Additionally, he is a member of the PATH Organization Leadership Council. Mr. Arougheti received a B.A. in Ethics, Politics and Economics, cum laude, from Yale University. We believe Mr. Arougheti is well qualified to serve as the Co-Chairman of our board of directors due to his knowledge of and extensive experience in investment management, leveraged finance and financial services, which give the board valuable industry-specific knowledge and expertise on these and other matters and, in addition to his service as a director of other public companies.

Jarrod Phillips serves as Chief Financial Officer of Ares Acquisition Corporation. Mr. Phillips is a Partner and Chief Financial Officer of Ares Management Corporation. He serves on the Ares Executive Management Committee. Prior to joining

Ares in 2016, Mr. Phillips was a Partner at Deloitte & Touche LLP, where he focused on financial services and asset management assurance and advisory services. Mr. Phillips was a member of the board of directors of Safe & Sound, a not-for-profit dedicated to the strengthening of families and ending child abuse from 2010 until 2021 and is currently a member of the board of directors of School On Wheels, a not-for-profit providing tutoring and mentoring to students experiencing homelessness. Mr. Phillips holds a B.S. from Virginia Polytechnic Institute and State University in Accounting. Mr. Phillips holds a CPA license (inactive) in the State of California.

Allyson Satin serves as Chief Operating Officer of Ares Acquisition Corporation. Ms. Satin is a Partner in Ares Strategic Initiatives. From 2009 to 2020, Ms. Satin was an investment professional in the Ares Private Equity Group where she participated in various leveraged buyouts, growth equity and distressed debt transactions. Prior to joining Ares in 2009, Ms. Satin was an investment banking Analyst in the Global Financial Sponsors Group at Barclays Capital (formerly Lehman Brothers). Ms. Satin currently serves as a member of the board of directors of the parent entity of 99 Cents Only Stores LLC. Ms. Satin holds a B.S. from the University of California, Berkeley Haas School of Business in Business Administration.

Peter Ogilvie serves as Executive Vice President of Strategy of Ares Acquisition Corporation. Mr. Ogilvie is a Partner at Ares Management Corporation and Head of the Ares Corporate Strategy Team. Mr. Ogilvie co-founded the Corporate Strategy Team to drive growth and development across the Ares platform through acquisitions, balance sheet investments, partnerships and new team onboarding. He has led the Corporate Strategy Team’s efforts on numerous transactions including the acquisition of American Capital, Ltd. by Ares Capital Corporation, the business development company managed by Ares, and the formation of Ares’ business partnership with Sumitomo Mitsui Banking Corporation. Mr. Ogilvie serves as a board member for LightPoint Financial Technology and Ares Australia Management. Mr. Ogilvie joined Ares in 2007 in the U.S. Direct Lending Group and previously worked in the Leveraged Finance and Restructuring Group at Credit Suisse. Mr. Ogilvie holds a B.A. in economics from Yale University.

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

Felicia Thornton serves as a director of Ares Acquisition Corporation. Ms. Thornton currently serves as Vice Chairman of the board of directors of the parent entity of 99 Cents Only Stores LLC, having previously held executive positions at 99 Cents Only Stores LLC, including Interim Chief Executive Officer from June 2019 to March 2020 and Chief Financial Officer and Treasurer from November 2015 to August 2018. Ms. Thornton currently serves as a member of the boards of directors of PACTIV Evergreen Inc., a fresh food packaging company, where she currently serves as the chair of the Audit Committee, Convergint Technologies Group L.P., a global independent security integration company, where she currently serves as the chair of the Audit Committee, CoolSys, Inc., a private refrigeration and HVAC servicing company, where she currently serves as chair of the Audit Committee and Floor & Decor Holdings, Inc., a specialty retailer of hard surface flooring and related accessories, where she currently serves as the chair of the Nominating and Corporate Governance Committee. Previously, Ms. Thornton served as Co-Chief Executive Officer, President and Chief Operating Officer for DeMoulas Super Market, Inc., (“DeMoulas”), a supermarket chain, from June 2014 to December 2014 and as the Chief Executive Officer of Knowledge Universe U.S., a private childhood education company, from 2006 to 2011. Ms. Thornton served as Chief Financial Officer and led overall strategy for Albertsons, a grocery and drugstore company, from 2001 to 2006. Ms. Thornton served in a variety of executive strategic and financial roles from 1992 to 2000 for Ralphs Grocery Company, Inc., a grocery store chain, and for Fred Meyer, a retail supermarket company, both of which eventually became part of The Kroger Company, a global retailer of grocery, multi-department, discount, convenience and jewelry stores, where Ms. Thornton served as Group Vice President responsible for retail operations. Ms. Thornton has served as a member of the boards of directors of public and private companies, including Nordstrom, Inc., a luxury retailer, from November 2010 to May 2012 and for Knowledge Universe Education, Inc. from November 2006 to May 2012. Ms. Thornton is a fellow of the National Association of Corporate Directors and a member of the Latino Corporate Director Association. Ms. Thornton received a B.S. in Economics from Santa Clara University and an M.B.A. from the University of Southern California.

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

These funds may have overlapping investment objectives and potential conflicts may arise with respect to Ares’ decision regarding how to allocate investment opportunities among these funds. If any of our directors and executive officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which such director or executive officer has then-current fiduciary or contractual obligations (including any Ares funds or their current or former portfolio companies, or another entity affiliated with one of our directors), then, subject to their fiduciary duties under Cayman Islands law, such person will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity, before we can pursue such opportunity. If Ares, the Ares funds or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. Investment ideas generated within or presented to Ares or our directors and executive officers may be suitable for both us and Ares, a current or future Ares fund or one or more of their portfolio companies and, subject to applicable fiduciary duties or contractual obligations, will first be directed to Ares, such fund, investment vehicle or portfolio company before being directed, if at all, to us. None of Ares or any of our directors and executive officers who are also employed by Ares or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware in their capacities as employees of Ares, its funds or their portfolio companies. However, we do not expect these duties or contractual obligations to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another Ares entity) for any director or officer, on the one hand, and us, on the other.

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

Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors including, our chief executive officer, David B. Kaplan, are and in the future will be required to commit time and attention to Ares and Ares funds. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), Ares and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
David B. Kaplan . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Director, Co-Founder and Co-Chairman of Private Equity Group
	New Guitar Center Holdings, Inc.	Retail	Director
	Number Holdings, Inc.	Retail	Director
	CHWR Group GP LLC	Restaurant & Hospitality	Director
	MYT Netherlands Parent B.V	Retail	Director, Interim Chair
	Cedars-Sinai Medical Center	Non-profit	Director
Michael J Arougheti . . .	Ares Management Corporation(1)	Investment Management, Various	Director, Co-Founder President, Chief Executive Officer
	Ares Commercial Real Estate Corporation	Investment Management	Director
	Ares Capital Corporation	Investment Management	Co-Chairman
	Operation HOPE	Non-profit	Director
Jarrod Phillips . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Chief Financial Officer
	School on Wheels	Non-profit	Director
Allyson Satin . . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Partner
	Number Holdings, Inc.	Retail	Director
Peter Ogilvie . . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Partner
	LightPoint Financial Technology	Technology	Director

	Ares Australia Management	Investment Management	Director
Stephen Davis . . . . .. . . .	Bill & Melinda Gates Foundation	Non-profit	Senior Strategic Advisor
	World Health Organization Advisory Group	Agency	Member
Kathryn Marinello . . . . .	PODS	Storage	Chief Executive Officer
	Concentrix Corporation	Technology	Chairperson; Director
	AB Volvo	Automotive	Director
Felicia Thornton . . . . .	Number Holdings, Inc.	Retail	Vice Chairman
	Floor & Decor Holdings, Inc.	Retail	Director
	Convergint Technologies Group, L.P.	Technology	Director
	CoolSys, Inc.	Service	Director
	PACTIV Evergreen, Inc.	Packaging	Director

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

•Our Sponsor subscribed for Class B ordinary shares prior to the date of the Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of the Initial Public Offering.

•Our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B ordinary shares and public shares in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 4, 2023, or such earlier date as determined by our board of directors in its sole discretion, or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Class B ordinary shares if we fail to complete our initial business combination within the prescribed time frame. If we do not consummate an initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Class B ordinary shares until the earliest of (a) one year after the completion of our initial business combination or (b) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation from the company for services rendered to the Company. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we agreed to pay our Sponsor for office space, utilities, secretarial and administrative support provided to us in the amount of $16,667 per month. The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, and their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•each of our executive officers and directors that beneficially owns our ordinary shares; and

•all our executive officers and director as a group.

The following table is based on 71,997,081 ordinary shares issued and outstanding at February 21, 2023, of which 46,997,081 were Class A ordinary shares and 25,000,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Class A ordinary shares		Class B ordinary shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)		Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
Ares Acquisition Holdings L.P. (our Sponsor)(3)	—	—	24,850,000		99.40%	34.50%
David B. Kaplan	—	—	—	(4)	—	—
Michael J Arougheti	—	—	—	(4)	—	—
Jarrod Phillips	—	—	—	(4)	—	—
Allyson Satin	—	—	—	(4)	—	—
Peter Ogilvie	—	—	—	(4)	—	—
Stephen Davis	—	—	50,000		*	*
Kathryn Marinello	—	—	50,000		*	*
Felicia Thornton	—	—	50,000		*	*
All officers and directors as a group (eight individuals)	—	—	150,000		*	*

* Less than one percent.

(1)Unless otherwise noted, the business address of each of our shareholders is c/o Ares Management LLC, 245 Park Avenue, 44th Floor, New York, NY 10167
(2)Interests shown consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination (as discussed in Note 6).
(3)Ares Acquisition Holdings L.P. (our Sponsor) is a Cayman Islands limited partnership managed by affiliates of Ares. Ares Acquisition Holdings is the general partner of our Sponsor. Ares Investment Holdings LLC is the general partner of Ares Acquisition Holdings. Ares Investment Holdings LLC is an indirect subsidiary of Ares. Ares Management GP LLC (“Ares Management GP”) is the sole holder of the Class B common stock, $0.01 par value per share, of Ares Management (the “Ares Class B Common Stock”) and Ares Voting LLC (“Ares Voting”) is the sole holder of the Class C common stock, $0.01 par value per share, of Ares Management (the “Ares Class C Common Stock”). Pursuant to Ares Management’s Certificate of Incorporation, the holders of the Ares Class B Common Stock and the Ares Class C Common Stock, collectively, will generally have the majority of the votes on any matter submitted to the stockholders of Ares Management if certain conditions are met. The sole member of both Ares Management GP and Ares Voting is Ares Partners Holdco LLC (“Ares Partners”). Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, Ryan Berry, R. Kipp deVeer, David Kaplan, Antony Ressler and Bennett Rosenthal (collectively, the “Board Members”). Mr. Ressler generally has veto authority over Board Members’ decisions.
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

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Class B ordinary Shares

On June 5, 2020, our Sponsor paid $25,000 to cover certain offering and formation costs in consideration of our Class B ordinary shares. On January 13, 2021, our Sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. These 150,000 Class B ordinary shares were not subject to forfeiture in the event the underwriters’ over-allotment was not exercised. Our Sponsor had agreed to forfeit up to 3,262,500 Class B ordinary shares to the extent that the underwriters’ over-allotment option was not exercised in full so that the Class B ordinary shares would represent, on an as-

converted basis, 20% of our issued and outstanding shares after our Initial Public Offering. Through February 4, 2021, we effectuated share recapitalizations resulting in our Sponsor (and its permitted transferees) holding an aggregate of 25,012,500 Class B ordinary shares. On February 4, 2021, the underwriters partially exercised their over-allotment option; thus, 12,500 shares of Class B ordinary shares were forfeited. The Class B ordinary shares will automatically convert on a one-for-one basis into Class A ordinary shares upon the Closing or another initial business combination on a one-for-one basis, subject to certain adjustments.

Pursuant to a letter agreement (the “Letter Agreement”), our Sponsor and our officers and directors agreed not to transfer, assign or sell any Class B ordinary shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the Closing or another initial business combination, or (ii) subsequent to the Closing or another initial business combination, (a) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the proposed Business Combination or another initial business combination, or (b) subsequent to the proposed Business Combination or another initial business combination, the date on which we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. However, in connection with the proposed Business Combination, this provision of the Letter Agreement will be superseded by the Sponsor Lock-Up Agreement, pursuant to which the Purchaser Support Parties and their respective permitted assigns will agree not to, without the prior written consent of the New X-energy Board, transfer the shares of New X-energy Class A Common Stock or New X-energy Warrants received upon conversion of the 25,000,000 Class B ordinary shares owned by the Purchaser Support Parties and warrants exercisable for Class A ordinary shares prior to the date that is twelve months after the Closing Date.

Promissory Note

On June 5, 2020, we issued a promissory note to our Sponsor, pursuant to which our Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to our Initial Public Offering, which was amended and restated on December 31, 2020 (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and payable upon the completion of our Initial Public Offering. We had borrowed $278,085 under the Promissory Note and fully repaid the Promissory Note on February 4, 2021. Borrowings under the Promissory Note are no longer available.

Private Placement Warrants

Simultaneously with the closing of our Initial Public Offering, we consummated the Private Placement of 15,333,333 Private Placement Warrants, including 1,733,333 additional Private Placement Warrants to cover over allotments, for an aggregate purchase price of $23.0 million, in a private placement to our Sponsor. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from our Initial Public Offering to be held in the Trust Account. If we do not complete the proposed Business Combination or complete an alternative initial business combination by August 4, 2023, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Working Capital Loan

On March 1, 2022, we entered into a working capital loan agreement, pursuant to which we may borrow up to $2,500,000, for ongoing business expenses and the proposed Business Combination or another initial business combination. The Working Capital Loan is non-interest bearing, unsecured and payable upon the Closing or another initial business combination. If we complete the proposed Business Combination or another initial business combination, we would repay the Working Capital Loan out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that the proposed Business Combination or another initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon the Closing or another initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, we had $1,500,000 and no outstanding borrowings under the Working Capital Loan, respectively, as reflected in our balance sheets contained elsewhere in this annual report on Form 10-K.

Administrative Service Fee

We have agreed, commencing on the date of the Proxy Statement/Prospectus, to pay an affiliate of our Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial and administrative support. This arrangement will terminate upon completion of the proposed Business Combination or another initial business combination or the distribution of the Trust Account to our public shareholders. We incurred $200,004 and $183,337 in expenses in connection with such services for the years ended December 31, 2022 and 2021, respectively. These expenses were presented within general and administrative expenses in our statements of operations contained elsewhere in this annual report on Form 10-K. The Company did not incur administrative service fee for the period from January 24, 2020 (inception) through December 31, 2020. As of December 31, 2022 and 2021, the Company had no outstanding balance in accrued expenses - related party in connection with such services as reflected in our balance sheets contained elsewhere in this annual report on Form 10-K.

Advances from Related Parties

Affiliates of our Sponsor paid certain operating costs on behalf of us. These advances are due on demand and are non-interest bearing. As of December 31, 2022 and 2021, there were $60,921 and $46,900, respectively, in accrued expenses — related party as reflected in our balance sheets included elsewhere in this annual report on Form 10-K.

Registration and Shareholder Rights Agreement

We have previously entered into a registration and shareholder rights agreement pursuant to which our Sponsor will be entitled to certain registration rights with respect to the Private Placement Warrants, the warrants that may be issuable upon conversion of the Working Capital Loan and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the Class B ordinary shares, and, upon consummation of the proposed Business Combination. At the Closing, we, the Sponsor, certain X-energy Members, our independent directors and the Series C-2 Investors will enter into an Amended & Restated Registration Rights Agreement, pursuant to which, among other things, our Sponsor, such X-energy Members and our independent directors will be granted certain customary registration rights, on the terms and subject to the conditions therein, with respect to securities of New X-energy that they will hold following the proposed Business Combination.

Support Agreement

The Purchaser Support Parties have entered into an agreement with X-energy, pursuant to which the parties thereto agreed, among other things: (i) vote (or act by written consent) and approve the Business Combination Agreement and the consummation of the transactions contemplated thereby, including in favor of each Transaction Proposal; (ii) to waive, subject to the consummation of the proposed Business Combination, any and all anti-dilution rights with respect to the rate that the Class B ordinary shares owned by our Sponsor and our independent directors convert into Class A ordinary shares in connection with the transactions contemplated by the Business Combination Agreement, in each case, subject to the terms and conditions of the Sponsor Support Agreement; and (iii) to certain vesting and forfeiture terms with respect to up to 50% of the Sponsor Earn Out Securities beneficially owned by the Purchaser Support Parties immediately following the Closing.

Commitment Letter

On December 5, 2022, we and X-energy entered into the Commitment Letter with the Investor, pursuant to which, among other things, (i) the Investor has committed that it or its affiliated vehicles or designees purchase in a private placement, to close immediately prior to the Closing, 45,000 shares of Series A Preferred Stock at a purchase price of $1,000.00 per share, resulting in gross proceeds to us of up to $45.0 million, as such amounts may be reduced pursuant to the Commitment Letter. The PIPE Commitment will be reduced on a dollar-for-dollar basis by the amount by which (i) the sum of (a) the amount of cash available in the Trust Account immediately prior to the Closing, less amounts required for the Redemptions (to the extent not already paid); plus (b) the aggregate proceeds, if any, actually received by us from the PIPE Investment (including any amount actually funded pursuant to the Commitment Letter); plus (c) the aggregate amount actually funded to X-energy in connection with any Permitted Financing prior to January 15, 2023, exceeds (ii) $400,000,000. In no event shall any reduction to the PIPE Commitment exceed $25.0 million in the aggregate. X-energy and the Investor may also mutually agree to reduce the amount of the PIPE Commitment. If we enter into subscription or similar agreements with Other Investors pursuant to which the Other Investors agree to purchase Alternative Securities substantially concurrently with the Closing, then the obligations of the Investor under the PIPE Commitment will be null and void. In such event, the Investor will enter into a subscription or similar agreement on the same terms and conditions as the Other Investors to purchase Alternative Securities having an aggregate purchase price of $45,000,000, subject to cutbacks based on the formula in the Commitment Letter.

The Guarantor has provided X-energy with a limited guaranty in favor of X-energy, dated December 5, 2022, with respect to certain of the Investor’s obligations under the Commitment Letter.

Extension Promissory Note

On January 26, 2023, our Sponsor agreed to make monthly deposits directly to the Trust Account of $0.03 for each outstanding Class A ordinary share, up to a maximum of $1.2 million per month following the approval and implementation of the Extension. Such Contributions will be made pursuant to the Extension Promissory Note issued by us to our Sponsor. If the Extension is approved, such Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), began on February 3, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the Maturity Date.

Policy for Approval of Related Party Transactions

The audit committee of our board operates pursuant to a charter, providing for the review, approval or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that we have already committed to, the business purpose of the transaction, and the benefits of the transaction to us and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 totaled $112,224. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit related fees for the year ended December 31, 2022.

Tax Fees. We did not pay Withum for tax fees for the year ended December 31, 2022.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of December 5, 2022, by and among Ares Acquisition Corporation, X-Energy Reactor Company, LLC and, solely for purposes of Section 1.01(f), Section 6.25 and Article IX of the Business Combination Agreement, each of The Kamal S. Ghaffarian Revocable Trust, IBX Company Opportunity Fund 1, LP, IBX Company Opportunity Fund 2, LP, IBX Opportunity GP, Inc., GM Enterprises LLC, and X-Energy Management, LLC (incorporated by reference to Annex A of the Company’s
Proxy Statement/Prospectus on Form S-4 file on January 25, 2023 (File No. 333-269400)).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
3.2	First Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 3, 2023 (File No.
001-39972)).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on January 26, 2021 (File No. 333-252163)).
4.3	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed on January 26, 2021 (File No. 333-252163)).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed on January 26, 2021 (File No. 333-252163)).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed on March 4, 2022 (File No. 001-39972)).
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
10.5	Administrative Services Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 5, 2021 (File No. 001-39972)).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on January 26, 2021 (File No. 333-252163)).
10.7	Amended & Restated Promissory Note, dated as of December 31, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on January 15, 2021 (File No. 333-252163)).

10.8	Securities Subscription Agreement, dated June 5, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on January 26, 2021 (File No. 333-252163)).
10.9	Working Capital Loan Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on March 4, 2022 (File No. 001-39972)).
10.10	Sponsor Support Agreement, dated December 5, 2022, by and among Ares Acquisition Holdings, L.P., Ares Acquisition Corporation, X-Energy Reactor Company, LLC, Ares Acquisition Holdings L.P., Stephen Davis, Kathryn Marinello and Felicia Thornton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2022 (File No. 001-39972)).
10.11	Member Support Agreement, dated December 5, 2022, by and among Ares Acquisition Corporation, the persons set forth on Schedule I thereto and X-Energy Reactor Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 6, 2022 (File No. 001-39972)).
10.12	Commitment Letter, dated as of December 5, 2022, by and among Ares Acquisition Corporation, X-Energy Reactor Company, LLC and AAC Holdings II LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 6, 2022 (File No. 001-39972)).
10.13	Promissory Note, dated as of January 26, 2023, by and among Ares Acquisition Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2023 (File No. 001-39972))
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith
** These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Item 16. Form 10–K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES ACQUISITION CORPORATION

Dated: February 28, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ David B. Kaplan	Chief Executive Officer and Co-Chairman	February 28, 2023
David B. Kaplan	(Principal Executive Officer)

/s/ Michael J Arougheti	Co-Chairman	February 28, 2023
Michael J Arougheti

/s/ Jarrod Phillips	Chief Financial Officer	February 28, 2023
Jarrod Phillips	(Principal Financial and Accounting Officer)

/s/ Stephen Davis	Director	February 28, 2023
Stephen Davis

/s/ Kathryn Marinello	Director	February 28, 2023
Kathryn Marinello

/s/ Felicia Thornton	Director	February 28, 2023
Felicia Thornton

ARES ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-5
Statements of Operations for the years ended December 31, 2022 and 2021 and for the period from January 24, 2020 (inception) through December 31, 2020	F-6
Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021 and for the period from January 24, 2020 (inception) through December 31, 2020	F-7
Statements of Cash Flows for the years ended December 31, 2022 and 2021 and the period from January 24, 2020 (inception) through December 31, 2020	F-8
Notes to Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Ares Acquisition Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ares Acquisition Corporation (the “Company”) as of December 31, 2022, based on criteria established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control — Integrated Framework issued by (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.
New York, New York
February 28, 2023
PCAOB Number 100

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Ares Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ares Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2022 and 2021 and for the period from January 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 and the period from January 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 4, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for and Valuation of Private Placement Warrants

Description:

As described in Notes 2, 7 and 8 to the financial statements, the Company accounts for its private placement warrants based on an assessment of the instruments’ specific terms and the applicable accounting standards. The private placement warrants are stated at fair value at each reporting period with the change in fair value recorded on the statement of operations. The fair value of the warrants on the date of issuance and through September 30, 2022 were estimated using a Black-Scholes option pricing model and as of December 31, 2022 using the fair value of the Public Warrants. As of December 31, 2022, 15,333,333 private placement warrants at a fair value of $7.15 million remained outstanding resulting in $6.73 million of gain related to the change in fair value for the year ended December 31, 2022. The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the private placement warrants are a critical audit matter are (i) the significant judgment by management when determining the accounting for and valuation; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the private placement warrants, and management’s significant assumptions related to the expected volatility while relying on the Black-Scholes option pricing model prior to the change in valuation methodology; (iii) the judgment to determine that the private placement warrants qualified as a similar security to the public warrant in an active market and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Response:
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, reading the agreements, evaluating the accounting for the private placement warrants, testing the internal controls over management’s process for determining the fair value estimates. Testing management’s process included (i) evaluating the internal controls and methodology used by management to determine the fair value of the private placement warrants; (ii) testing the mathematical accuracy of management’s model; (iii) evaluating the reasonableness of management’s significant assumptions (if any); and (iv) testing the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s accounting for the private placement warrants at the beginning of the period; (ii) evaluating the methodology to determine the fair value; (iii) testing the mathematical accuracy of the models; (iv) evaluating the reasonableness of the significant assumptions used at the beginning of the period related to implied volatility and probability of executing a successful business combination by considering consistency with external market data, and (v) evaluating the private placement warrants’ characteristics and settlement options to determine that it qualified as a similar security to the public warrant.

Reference:
Notes 2, 7 and 8

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York
February 28, 2023

ARES ACQUISITION CORPORATION
BALANCE SHEETS

	As of December 31,
	2022	2021

Assets
Current assets:
Cash	$37,982	$749,510
Prepaid expenses	57,577	536,382
Total current assets	95,559	1,285,892
Investments held in Trust Account	1,013,382,491	1,000,284,779
Total assets	$1,013,478,050	$1,001,570,671

Liabilities and shareholders’ deficit
Current liabilities
Accrued expenses	$8,114,773	$3,476,416
Accrued expenses - related party	60,921	46,900
Working capital loan	1,500,000	—
Total current liabilities	9,675,694	3,523,316
Warrant liabilities	16,475,933	31,704,522
Deferred underwriting commissions	35,000,000	35,000,000
Total liabilities	61,151,627	70,227,838
Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 100,000,000 shares subject to possible redemption at $10.13 and $10.00 per share at December 31, 2022 and 2021, respectively	1,013,282,491	1,000,000,000

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 100,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at December 31, 2022 and 2021	2,500	2,500
Accumulated deficit	(60,958,568)	(68,659,667)
Total shareholders’ deficit	(60,956,068)	(68,657,167)
Total liabilities and shareholders’ deficit	$1,013,478,050	$1,001,570,671

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the period from January 24, 2020 (inception) through December 31, 2020

General and administrative expenses	$7,342,712	$6,461,616	$13,845
Loss from operations	(7,342,712)	(6,461,616)	(13,845)
Other income (expense):
Investment income on investments held in Trust Account	13,097,713	284,779	—
Offering costs associated with warrants recorded as liabilities	—	(1,677,518)	—
Change in fair value of warrant liabilities	15,228,589	23,703,427	—
Total other income	28,326,302	22,310,688	—
Net income (loss)	$20,983,590	$15,849,072	$(13,845)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	100,000,000	100,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.17	$0.13	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.17	$0.13	$(0.00)

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amount as of December 31, 2020 has been retroactively restated to account for the share recapitalization events as discussed in Note 4.

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class B
	Shares	Amount
Balance at January 24, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	25,000,000	2,500	22,500	—	25,000
Net loss	—	—	—	(13,845)	(13,845)
Balance at December 31, 2020(1)	25,000,000	$2,500	$22,500	$(13,845)	$11,155
Accretion of Class A ordinary shares to redemption amount	—	—	(22,500)	(84,494,894)	(84,517,394)
Net income	—	—	—	15,849,072	15,849,072
Balance at December 31, 2021	25,000,000	$2,500	$—	$(68,659,667)	$(68,657,167)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(13,282,491)	(13,282,491)
Net income	—	—	—	20,983,590	20,983,590
Balance at December 31, 2022	25,000,000	$2,500	$—	$(60,958,568)	$(60,956,068)

(1) On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amount as of December 31, 2020 has been retroactively restated to account for the share recapitalization events as discussed in Note 4.

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the period from January 24, 2020 (inception) through December 31, 2020

Cash flows from operating activities:
Net income (loss )	$20,983,590	$15,849,072	$(13,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(13,097,713)	(284,779)	—
Offering costs associated with warrants recorded as liabilities	—	1,677,518	—
Change in fair value of warrant liabilities	(15,228,589)	(23,703,427)	—
Excess of fair value over cost on sale of Private Placement Warrants	—	2,146,129	—
Changes in operating assets and liabilities
Prepaid expenses	478,806	(536,382)	—
Accrued expenses	4,638,357	3,391,416	—
Accrued expenses - related party	14,021	46,900	—
Payment of formation costs through issuance of Class B ordinary shares	—	—	13,845
Net cash used in operating activities	(2,211,528)	(1,413,553)	—
Cash flows from investing activities:
Cash deposited in Trust Account	—	(1,000,000,000)	—
Net cash used in investing activities	—	(1,000,000,000)	—
Cash flows from financing activities:
Proceeds received from working capital loan	1,500,000	—	—
Proceeds received from initial public offering, gross	—	1,000,000,000	—
Proceeds received from sale of Private Placement Warrants	—	23,000,000	—
Payment of underwriter commissions	—	(20,000,000)	—
Payment of offering costs	—	(836,937)	—
Net cash provided by financing activities	1,500,000	1,002,163,063	—
Net change in cash	(711,528)	749,510	—
Cash – beginning of period	749,510	—	—
Cash – end of period	$37,982	$749,510	$—
Supplemental disclosure of non-cash activities
Deferred offering costs included in accrued offering costs	$—	$—	$364,935
Formation and offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$—	$25,000
Deferred offering costs paid by the Sponsor through promissory note	$—	$—	$147,385
Accrued offering costs	$—	$85,000	$—
Deferred underwriter’s commissions in connection with the initial public offering	$—	$35,000,000	$—

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to the Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 5). The Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed to vote their Class B ordinary shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution.

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

The Company has until August 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less $100,000 of interest to pay dissolution expenses), which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

Recent Developments

Proposed Business Combination

On December 5, 2022 (the “Signing Date”), the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), among the Company, X-Energy Reactor Company, LLC, a Delaware limited liability company (“X-energy") and, solely for purposes of Section 1.01(f), Section 6.25 and Article IX of the Business Combination Agreement, each of The Kamal S. Ghaffarian Revocable Trust, IBX Company Opportunity Fund 1, LP, a Delaware limited partnership, IBX Company Opportunity Fund 2, LP, a Delaware limited partnership, IBX Opportunity GP, Inc., a Delaware corporation, GM Enterprises LLC, a Delaware limited liability company, and X-Energy Management, LLC, a Delaware limited liability company. The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination”.

Following the time of the closing (the “Closing,” and the date on which the Closing occurs, the “Closing Date”) of the Business Combination, the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by X-energy. The combined company’s business will continue to operate through X-energy and its subsidiaries. In connection with the Closing, the Company will change its name to “X-Energy, Inc.” (such company after the Closing, “New X-energy”).

The Business Combination Agreement and the Proposed Business Combination were approved by the boards of directors of each of the Company (including, in the case of the Company, the special committee of the board of directors, which consists of its independent directors, (the “Special Committee”)) and X-energy.

The Recapitalization

Immediately prior to the Closing, X-energy will effectuate a recapitalization (the “Recapitalization”) whereby all outstanding equity securities of X-energy will be converted or exchanged into common units (each, an “X-energy Common Unit” and collectively, the “X-energy Common Units”) and unvested earn out units (each, an “Earn Out Unit” and collectively, the “Earn Out Units”), as applicable.

Member Earn-Out

As part of the Recapitalization, up to 25,000,000 Earn Out Units will be subject to vesting at the Closing and will be earned, released and delivered upon satisfaction of certain milestones pursuant to the Business Combination Agreement and on the terms and subject to the conditions thereof.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with X-energy, the Sponsor and each of the Company’s independent directors (the “Company Independent Directors,” collectively with the Sponsor, the “Purchaser Support Parties,” and each, a “Purchaser Support Party”), pursuant to which the Purchaser Support Parties agreed to, among other things: (i) vote in favor of adoption of the Transaction Proposals; (ii) vote against any Alternative Transaction (as defined in the Business Combination Agreement) and any merger agreement or merger other than the Transaction Proposals, the Business Combination Agreement and the Business Combination; (iii) vote against any change in the business, management or board of directors of the Company (other than in connection with the Transaction Proposals or pursuant to the Business Combination Agreement or ancillary

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
agreements); and (iv) vote against any proposal, action or agreement that would: (a) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Support Agreement, the Business Combination Agreement or the Business Combination; (b) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Business Combination Agreement; (c) result in any of the closing conditions of the Business Combination Agreement not being fulfilled; (d) result in a breach of any covenant, representation or warranty or other obligation or agreement of the Purchaser Support Party in the Sponsor Support Agreement; or (e) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Each officer and director of the Company previously entered into a letter agreement with the Company in connection with the Company’s Initial Public Offering, pursuant to which they agreed to vote any the Company ordinary shares held by them in favor of the Business Combination. If at any time following the Signing Date and until the termination of the Business Combination Agreement, the board of directors of the Company or the Special Committee effect a Modification in Recommendation, then the obligations to vote or consent in accordance with the foregoing clauses (i)-(iv), (x) with respect to the Purchaser Support Parties other than the Sponsor, shall cease to apply and each of the Company’s independent directors shall be expressly permitted to vote or provide consent in respect of their respective Company ordinary shares in their sole discretion and (y) with respect to the Sponsor, shall automatically be deemed to be modified such that the Sponsor will vote or provide its consent with respect to its Cayman Class B shares in the same proportion to the votes cast or consent provided, as applicable, of the Company’s Public Shareholders.

Pursuant to the Sponsor Support Agreement, until the earliest of the Closing, termination of the Business Combination Agreement and the liquidation of X-energy, no Purchaser Support Party shall (subject to limited and customary exceptions), without the prior written consent of X-energy: (i) sell, offer to sell, contract or agree to sell, hypothecate or pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Cayman Class B Shares or Cayman Purchaser Warrants (together, the “Sponsor Subject Securities”); (ii) enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of any Sponsor Subject Securities; (iii) take any action in furtherance of any of the matters described in the foregoing clauses (i) or (ii); or (iv) publicly announce any intention to effect any transaction specified in the foregoing clauses (i) or (ii).

Member Support Agreement

Concurrently with the execution of the Business Combination Agreement, certain Members entered into the Member Support Agreement (the “Member Support Agreement”), pursuant to which such Members have agreed to, among other things, vote (or act by written consent): (i) to approve and adopt the Business Combination Agreement and the consummation of the Business Combination, including the Recapitalization; (ii) against any Alternative Transaction or any proposal relating to an Alternative Transaction; (iii) against any merger agreement or merger (other than the Business Combination Agreement and the Business Combination), consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by X-energy; (iv) against any change in the business, management or board of directors of X-energy (other than pursuant to the Business Combination Agreement or the ancillary agreements); and (v) against any proposal, action or agreement that would: (a) impede, interfere, frustrate, prevent or nullify any provision of the Member Support Agreement, the Business Combination Agreement or the Business Combination; (b) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of X-energy under the Business Combination Agreement; (c) result in any of the closing conditions of the Business Combination Agreement not being fulfilled; (d) result in a breach of any covenant, representation or warranty or other obligation or agreement of such Member contained in the Member Support Agreement; or (e) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, X-energy.

Tax Receivable Agreement

At the Closing, New X-energy will enter into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with X-energy and certain members of X-energy (the “TRA Holders”). Pursuant to the Tax Receivable Agreement, among other things, New X-energy will be required to pay to each TRA Holder 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of the increases in tax basis resulting from any exchange of X-energy Common Units for New X-energy Class A Common Stock or cash in the future and certain other tax benefits arising from payments under the Tax Receivable Agreement. In certain cases, New X-energy’s obligations under the Tax Receivable Agreement may accelerate and become due and payable, based on certain assumptions, upon a change in control and certain other termination events, as defined in the Tax Receivable Agreement.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Lock-Up Agreements

Sponsor Lock-Up Agreement

At the Closing, the Purchaser Support Parties and New X-energy will enter into a Lock-Up Agreement (the “Sponsor Lock-Up Agreement”), pursuant to which the Purchaser Support Parties and each of their respective permitted assigns will agree not to, without the prior written consent of the New X-energy Board, prior to the date that is one year after the Closing Date (the “Lock-Up Period”): (i) sell, offer to sell, contract or agree to sell, hypothecate or pledge, grant any option to purchase or otherwise dispose of, directly or indirectly, or agree to dispose of or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act (as defined in the Business Combination Agreement) with respect to: (a) any shares of New X-energy Class A Common Stock the Purchaser Support Parties received upon conversion of its Cayman Class B Shares in connection with the Domestication; and (b) New X-energy Warrants received upon conversion of its the Company private placement warrants in connection with the Domestication (or the shares of New X-energy Class A Common Stock issuable upon exercise of such warrants) (the securities specified in clauses (a) and (b), collectively, the “Sponsor Lock-Up Shares”); (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Sponsor Lock-Up Shares, whether any such transaction is to be settled by delivery of such securities in cash or otherwise; (iii) take any action in furtherance of any of the matters described in the foregoing clauses (i) or (ii); or (iv) publicly announce any intention to effect any transaction specified in the foregoing clauses (i) or (ii). The Sponsor Lock-Up Agreement provides for certain customary permitted transfers, including but not limited to, transfers to certain affiliates or family members and the exercise of certain stock options and warrants.

X-energy Lock-Up Agreement

At the Closing, New X-energy, certain equityholders of X-energy (the “Lock-Up Holders”) will enter into a Lock-Up Agreement (the “X-energy Lock-Up Agreement”), pursuant to which the Lock-Up Holders will agree not to, without the prior written consent of the New X-energy Board, prior to the date that is one year after the Closing: (i) sell, offer to sell, contract or agree to sell, hypothecate or pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act with respect to: (a) any shares of New X-energy Class A Common Stock; or (b) any securities convertible into, or exercisable, redeemable or exchangeable for, New X-energy Class A Common Stock held by such holder immediately after the consummation of the Business Combination (the shares of New X-energy Class A Common Stock and securities specified in clauses (a) and (b), collectively, the “Lock-Up Shares”); (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Lock-Up Shares, whether any such transaction is to be settled by delivery of such securities in cash or otherwise; (iii) take any action in furtherance of any of the matters described in the foregoing clauses (i) or (ii); or (iv) publicly announce any intention to effect any transaction specified in the foregoing clauses (i) or (ii). The X-energy Lock-Up Agreement provides for certain customary permitted transfers, including but not limited to, transfers to certain affiliates or family members and the exercise of certain stock options and warrants.

Amended and Restated Registration Rights Agreement

At the Closing, the Company, the Sponsor and certain securityholders of X-energy will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), pursuant to which, among other things, the Sponsor and such other securityholders will be granted certain customary registration rights, on the terms and subject to the conditions in the A&R Registration Rights Agreement, with respect to securities of New X-energy that they will hold following the Business Combination.

Commitment Letter

On December 5, 2022, the Company and X-energy entered into a commitment letter (the “Commitment Letter”) with AAC Holdings II LP (the “Investor”), an affiliate of Ares Management Corporation and the Sponsor. On the terms and subject to the conditions set forth in the Commitment Letter and the summary of terms attached to the Commitment Letter, pursuant to which among other things, the Investor has committed that it or its affiliated vehicles or designees will purchase in a private placement, to close immediately prior to the closing of the Business Combination, 45,000 shares of Series A preferred stock of the Company (the “Series A Preferred Stock”) at a purchase price of $1,000.00 per share, resulting in gross proceeds to the Company of up to $45.0 million (the “PIPE Commitment”) as such amounts may be reduced as described below.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Extension

On February 2, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from February 4, 2023 to August 4, 2023, or such earlier date as the board of directors of the Company may determine in its sole discretion (the “Extension”). In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 53,002,919 ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $539.0 million (approximately $10.17 per share) to redeeming shareholders.

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Risks and Uncertainties

Management is continuing to evaluate the impact of increases in inflation and interest rates, the COVID-19 pandemic and the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or ability to complete an initial Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2022, the Company had investments held in the Trust Account of approximately $1.0 billion consisting of cash and a money market fund that invests in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $278,085 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on February 4, 2021. Borrowings under the Promissory Note are no longer available. The Company is also party to a working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $2,500,000, for ongoing business expenses and the Business Combination. As of December 31, 2022, there was $1,500,000 outstanding under the Working Capital Loan (see Note 4).

As of December 31, 2022, the Company had a working capital deficit of approximately $9.6 million, current liabilities of $9.7 million and approximately $38,000 in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the extended mandatory liquidation as approved on February 2, 2023 and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 4, 2023, the extended mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial Business Combination prior to such date. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the extended mandatory liquidation. Management further intends to close the Proposed Business Combination before the extended mandatory liquidation date.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
NOTES TO FINANCIAL STATEMENTS
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At December 31, 2022 and 2021, the carrying values of cash, accounts payable, accrued expenses, accrued expenses - related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 100,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds	$1,000,000,000
Less:
Proceeds allocated to Public Warrants	(30,261,819)
Class A ordinary shares issuance costs	(54,255,575)
Plus:
Accretion of carrying value to redemption value	84,517,394
Class A ordinary shares subject to possible redemption as of December 31, 2021	1,000,000,000
Plus:
Accretion of carrying value to redemption value	13,282,491
Class A ordinary shares subject to possible redemption as of December 31, 2022	$1,013,282,491

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the period from January 24, 2020 (inception) through December 31, 2020

Class A ordinary shares
Numerator:
Net income attributable to Class A ordinary shares	$16,786,872	$12,679,258	$—
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	100,000,000	100,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.17	$0.13	$—

Class B ordinary shares
Numerator:
Net income (loss) attributable to Class B ordinary shares	$4,196,718	$3,169,814	$(13,845)
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.17	$0.13	$(0.00)

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

The Company accounts for its 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black-Scholes option pricing model and subsequently measured using an observable market quote for a similar asset in an active market.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

On February 4, 2021, the Company consummated its Initial Public Offering of its 100,000,000 Units, including 13,000,000 additional Units to cover over-allotments (the “Over Allotment Units”), at $10.00 per Unit, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions (see Note 5).

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

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Working Capital Loan

On March 1, 2022, the Company entered into a working capital loan agreement with the Sponsor (the “Working Capital Loan”), pursuant to which the Company may borrow up to $2,500,000, for ongoing business expenses and the Business Combination. The Working Capital Loan is non-interest bearing, unsecured and payable upon the consummation of the Business Combination. If the Company completes a Business Combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had $1,500,000 and no outstanding borrowings under the Working Capital Loan, respectively.

Administrative Service Fee

The Company has agreed, commencing on the date of the prospectus, to pay an affiliate of the Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial and administrative support. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the Public Shareholders. The Company incurred $200,004 and $183,337 in expenses in connection with such services for the years ended December 31, 2022 and 2021, respectively. These expenses were presented within general and administrative expenses in the accompanying statements of operations. The Company did not incur administrative service fee for the period from January 24, 2020 (inception) through December 31, 2020. As of December 31, 2022 and 2021, the Company had no outstanding balance in accrued expenses - related party in connection with such services as reflected in the accompanying balance sheets.

Advances from Related Parties

Affiliates of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of December 31, 2022 and 2021, there were $60,921 and $46,900, respectively, in accrued expenses - related party as reflected in the accompanying balance sheets.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Class B ordinary shares, Private Placement Warrants (and the Class A ordinary shares underlying such Private Placement Warrants) and Private Placement Warrants that may be issued upon conversion of the Working Capital Loan were entitled to registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders were entitled to “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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
NOTES TO FINANCIAL STATEMENTS
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

Contingent Fees

The Company has entered into fee arrangement with certain service providers pursuant to which certain transaction fees and service fees will become payable only if the Company consummates the Proposed Business Combination. If the Proposed Business Combination with X-energy does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2022, the amount of these contingent fees with the service providers were approximately $13.2 million.

The Company has entered into a fee arrangement with capital markets advisors pursuant to which the Company will pay to each capital markets advisor an incentive fee of $2,250,000 so long as the sum of any funds raised in a securities private placement plus the funds raised in X-energy’s interim financing transactions plus funds in the Trust Account exceed $500,000,000, and if the Company consummates the Proposed Business Combination with X-energy.

Additionally, the Company has entered into a fee arrangement with placement agents pursuant to which certain placement fees ranging from 2.25% to 4.5% of funds raised in a private placement transaction (net of proceeds invested by affiliates of the Company or the Sponsor), will become payable only if the Company consummates the Proposed Business Combination with X-energy.

6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the board of directors of the Company. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were no shares issued and outstanding, excluding 100,000,000 shares that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. At December 31, 2022 and December 31, 2021, there were 25,000,000 Class B ordinary shares issued and outstanding.

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

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
7. WARRANTS

As of December 31, 2022 and 2021, there were 35,333,333 warrants outstanding (15,333,333 Private Placement Warrants and 20,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

At December 31, 2022 and 2021, assets held in the Trust Account were comprised of $1.0 billion investments in U.S. government securities. During the years ended December 31, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
The following tables present information about the Company’s financial assets and financial liabilities that are measured at fair value as of December 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of December 31, 2022:
Assets, at fair value
Investments held in Trust Account:	$1,013,382,491	$—	$—
Liabilities, at fair value
Public Warrants	$9,326,000	$—	$—
Private Placement Warrants	$—	$7,149,933	$—

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of December 31, 2021:
Assets, at fair value
Investments held in Trust Account:	$1,000,284,779	$—	$—
Liabilities, at fair value
Public Warrants	$17,822,000	$—	$—
Private Placement Warrants	$—	$—	$13,882,522

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

At December 31, 2021, the fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. The underlying assumptions in the Black-Scholes option pricing model include the underlying share price, risk-free interest rate, estimated volatility and the expected term. The underlying share price is based on the trading ordinary share price or implied from the unit price (before the ordinary shares are trading separately), which consists of one ordinary share and one-fifth Public Warrant. The expected share price volatility is based on (i) the observed volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrants and (ii) the implied volatility of the Public Warrants calculated using publicly observable prices. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the ordinary share. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. In determining the expected volatility, the Company derived the expected volatility from observable pricing of the Public Warrants.

ARES ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the Private Placement Warrants as of the reporting period. The fair value of the Private Placement Warrants was estimated using the following assumptions:

As of December 31, 2021
Exercise price	$11.50
Share price	$9.74
Term (in years)	5.00
Volatility	15.00%
Risk-free interest rate	1.26%

At December 31, 2022, the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.

The changes in the fair value of the Level 3 warrant liabilities for the years ended December 31, 2022 and 2021 are summarized as follows:

Warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Placement Warrants	55,407,948
Transfer of Public Warrants to Level 1	(17,500,000)
Change in fair value recognized in earnings	(24,025,426)
Warrant liabilities at December 31, 2021	13,882,522
Change in fair value recognized in earnings	(6,732,589)
Transfer of Private Placement Warrants to Level 2	(7,149,933)
Warrant liabilities at December 31, 2022	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As disclosed above, transfers between levels for the periods presented include the transfer from Level 3 to Level 1 of the Public Warrants, which started trading on an active market in February 2021, and the transfer from Level 3 to Level 2 of the Private Placement Warrants, which began use of an observable market quote for a similar asset in an active market.

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

Subsequent to December 31, 2022, the Company drew $600,000 against the Working Capital Loan with the Sponsor for ongoing business expenses and the Business Combination. As of February 28, 2023, the Company had $2,100,000 outstanding borrowings under the Working Capital Loan.

On January 26, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor, pursuant to which the Sponsor agreed to make monthly deposits directly to the Trust Account of $0.03 for each outstanding Class A ordinary share, up to a maximum of $1.2 million per month, beginning on February 3, 2023. The promissory note will be repaid on the earlier of (i) the close of the Proposed Business Combination, or (ii) August 4, 2023. In February, 2023, the Sponsor deposited approximately $1.1 million into the Trust Account.

On February 2, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from February 4, 2023 to August 4, 2023, or such earlier date as the Company’s board of directors may determine in its sole discretion. In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 53,002,919 ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $539.0 million (approximately $10.17 per share) to redeeming shareholders.