Form 10-K/A
period 2022-12-31
Ares Acquisition Corp
filed 2023-03-10
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Ares Acquisition Corporation, a Cayman Islands exempted company incorporated with limited liability (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “First Amendment”) to amend the Company’s Annual Report on Form 10-K (the “Original 10-K”) for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. This First Amendment is being filed solely to correct a typographical error in the Report of Independent Registered Public Accounting Firm, included as part of the Financial Statements to the Original 10-K, which incorrectly stated that the Company’s independent auditor, WithumSmith+Brown, PC, did not perform an audit of the Company’s internal control over financial reporting. The First Amendment clarifies that WithumSmith+Brown, PC did perform an audit of the Company’s internal control over financial reporting. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8, Item 15 and Item 16 of the Original 10-K in this First Amendment. However, there have been no changes to the text of such items other than the clarification of the audit performed on the Company’s internal control over financial reporting.

In addition, the Company is including in this First Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

Except as expressly set forth above, this First Amendment does not reflect events that may have occurred subsequent to the filing date of the Original 10-K, nor does it modify or update in any way disclosure made in the Original 10-K other than to reflect the amendments discussed above and reflected below. Accordingly, this First Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC.

ARES ACQUISITION CORPORATION

PART II

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth following Item 16 of this First Amendment to the annual report on Form 10-K and is included herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this First Amendment to the annual report on Form 10-K:

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II of the Original Form 10-K.

(b) Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this First Amendment to the annual report on Form 10-K.

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

ARES ACQUISITION CORPORATION

Dated: March 10, 2023	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman
(Principal Executive Officer)

Dated: March 10, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

ARES ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-5
Statements of Operations for the years ended December 31, 2022 and 2021 and for the period from January 24, 2020 (inception) through December 31, 2020	F-6
Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021 and for the period from January 24, 2020 (inception) through December 31, 2020	F-7
Statements of Cash Flows for the years ended December 31, 2022 and 2021 and the period from January 24, 2020 (inception) through December 31, 2020	F-8
Notes to Financial Statements	F-9

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ares Acquisition Corporation (the “Company”) as of December 31, 2022, and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2022, and December 31, 2021, and for the period from January 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022, and December 31, 2021, and for the period from January 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 4, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for and Valuation of Private Placement Warrants

Description:

As described in Notes 2, 7 and 8 to the financial statements, the Company accounts for its private placement warrants based on an assessment of the instruments’ specific terms and the applicable accounting standards. The private placement warrants are stated at fair value at each reporting period with the change in fair value recorded on the statement of operations. The fair value of the warrants on the date of issuance and through September 30, 2022, were estimated using a Black Scholes Model and as of

December 31, 2022, using the fair value of the Public Warrants. As of December 31, 2022, 15,333,333 private placement warrants at a fair value of $7.150 million remained outstanding resulting in $6.73 million of gain related to the change in fair value for the year ended December 31, 2022. The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the private placement warrants are a critical audit matter are (i) the significant judgment by management when determining the accounting for and valuation; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the private placement warrants, and management’s significant assumptions related to expected volatility while relying on the Black Scholes Model prior to the change in valuation methodology; (iii) the judgment to determine that the private placement warrants qualified as a similar security to the public warrant in an active market and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

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