Form 10-Q
period 2023-03-31
Ares Acquisition Corp
filed 2023-05-08
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of May 2, 2023, 46,997,081 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q
2

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	As of March 31,	As of December 31,
	2023	2022
	(Unaudited)

Assets
Current assets:
Cash	$90,852	$37,982
Prepaid expenses	46,252	57,577
Total current assets	137,104	95,559
Investments held in Trust Account	484,900,806	1,013,382,491
Total assets	$485,037,910	$1,013,478,050

Liabilities and shareholders’ deficit
Current liabilities
Accrued expenses	$11,314,616	$8,114,773
Due to related party	213,278	60,921
Promissory note	2,314,286	—
Working capital loan	2,100,000	1,500,000
Total current liabilities	15,942,180	9,675,694
Warrant liabilities	31,093,333	16,475,933
Deferred underwriting commissions	35,000,000	35,000,000
Total liabilities	82,035,513	61,151,627

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 46,997,081 and 100,000,000 shares subject to possible redemption at $10.32 and $10.13 per share at March 31, 2023 and December 31, 2022, respectively	484,800,806	1,013,282,491

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 46,997,081 and 100,000,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	2,500	2,500
Accumulated deficit	(81,800,909)	(60,958,568)
Total shareholders’ deficit	(81,798,409)	(60,956,068)
Total liabilities and shareholders’ deficit	$485,037,910	$1,013,478,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2023	2022

General and administrative expenses	$3,910,654	$413,517
Loss from operations	(3,910,654)	(413,517)
Other income (expense):
Investment income on investments held in Trust Account	8,189,192	330,519
Change in fair value of warrant liabilities	(14,617,400)	17,146,154
Total other income (expense)	(6,428,208)	17,476,673
Net income (loss)	$(10,338,862)	$17,063,156

Basic and diluted weighted average shares outstanding of Class A ordinary shares	73,498,541	100,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.10)	$0.14
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.10)	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the three months ended March 31, 2023
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance at December 31, 2022	25,000,000	$2,500	$—	$(60,958,568)	$(60,956,068)
Sponsor deposits to Trust Account	—	—	—	(2,314,286)	(2,314,286)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(8,189,193)	(8,189,193)
Net loss	—	—	—	(10,338,862)	(10,338,862)
Balance at March 31, 2023	25,000,000	$2,500	$—	$(81,800,909)	$(81,798,409)

	For the three months ended March 31, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance at December 31, 2021	25,000,000	$2,500	$—	$(68,659,667)	$(68,657,167)
Net income	—	—	—	17,063,156	17,063,156
Balance at March 31, 2022	25,000,000	$2,500	$—	$(51,596,511)	$(51,594,011)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(10,338,862)	$17,063,156
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(8,189,192)	(330,519)
Change in fair value of warrant liabilities	14,617,400	(17,146,154)
Changes in operating assets and liabilities
Prepaid expenses	11,325	115,002
Accrued expenses	3,199,842	(913,204)
Due to related party	152,357	(46,429)
Net cash used in operating activities	(547,130)	(1,258,148)

Cash flows from investing activities:
Cash withdrawn from the Trust Account	538,985,164	—
Cash deposited into Trust Account	(2,314,286)	—
Net cash provided by investing activities	536,670,878	—

Cash flows from financing activities:
Proceeds received from promissory note	2,314,286	—
Proceeds received from working capital loan	600,000	1,000,000
Redemption of Class A ordinary shares	(538,985,164)	—
Net cash (used in) provided by financing activities	(536,070,878)	1,000,000

Net change in cash	52,870	(258,148)
Cash – beginning of period	37,982	749,510
Cash – end of period	$90,852	$491,362

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION

Ares Acquisition Corporation (the “Company”) was incorporated in Cayman Islands on January 24, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular or geographic region for purposes of consummating a Business Combination.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,333,333 warrants (the “Private Placement Warrants”), including 1,733,333 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $23.0 million, in a private placement to Ares Acquisition Holdings L.P., a Cayman Islands limited partnership (the “Sponsor”) (see Note 4).

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to the Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 5). The Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, as amended by the First Amendment dated February 2, 2023 (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed to vote their Class B ordinary shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution.

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

On December 5, 2022, the Company entered into a business combination agreement with X-Energy Reactor Company, LLC, a Delaware limited liability company (“X-energy”) (see “Proposed Business Combination” below). On January 26, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of $0.03 for each outstanding Class A ordinary share, up to a maximum of $1.2 million per month following the approval and implementation of the Extension. Such contributions will be made pursuant to a non-interest bearing, unsecured promissory note issued by the Company to the Sponsor. Such contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), began on February 3, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the maturity date (see Note 4). On February 2, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from February 4, 2023 to August 4, 2023, or such earlier date as the board of directors of the Company may approve in accordance with the Amended and Restated Memorandum and Articles of Association (the “Extension”). In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 53,002,919 Class A ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $539.0 million (approximately $10.17 per share) to redeeming shareholders.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Proposed Business Combination

On December 5, 2022, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), among the Company, X-energy and, solely for purposes of Section 1.01(f), Section 6.25 and Article IX of the Business Combination Agreement, each of The Kamal S. Ghaffarian Revocable Trust, IBX Company Opportunity Fund 1, LP, a Delaware limited partnership, IBX Company Opportunity Fund 2, LP, a Delaware limited partnership, IBX Opportunity GP, Inc., a Delaware corporation, GM Enterprises LLC, a Delaware limited liability company, and X-Energy Management, LLC, a Delaware limited liability company. The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.”

Following the time of the closing (the “Closing”) of the Business Combination, the combined company will redomicile as a Delaware corporation, and X-energy will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by X-energy. The combined company’s business will continue to operate through X-energy and its subsidiaries. In connection with the Closing, the Company will change its name to “X-Energy, Inc.”

The Business Combination Agreement and the Proposed Business Combination were approved by the boards of directors of each of the Company (including, in the case of the Company, the special committee of the board of directors, which consists of its independent directors) and X-energy. For further details on the Proposed Business Combination, refer to the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on February 28, 2023, as amended by the Annual Report on Form 10-K/A for the year ended December 31, 2022, filed by the Company with the SEC on March 10, 2023.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on February 28, 2023, as amended by the Annual Report on Form 10-K/A for the year ended December 31, 2022, filed by the Company with the SEC on March 10, 2023.

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2023, the Company had investments held in the Trust Account of approximately $484.9 million consisting of cash and a money market fund that invests solely in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $278,085 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the loan from the Sponsor in full on February 4, 2021, and borrowings under such loan are no longer available. The Company is also party to a working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $2.5 million for ongoing business expenses and the Business Combination. As of March 31, 2023, there was $2.1 million outstanding under the Working Capital Loan (see Note 4).

As of March 31, 2023, the Company had a working capital deficit of approximately $15.8 million, current liabilities of $15.9 million and approximately $91,000 in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the extended mandatory liquidation, as approved on February 2, 2023, and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 4, 2023, the extended mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial Business Combination prior to such date. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the extended mandatory liquidation. Management further intends to close the Proposed Business Combination before the extended mandatory liquidation date.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents held outside the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

At March 31, 2023 and December 31, 2022, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 46,997,081 and 100,000,000 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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
At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$1,000,000,000
Plus:
Accretion of carrying value to redemption value	13,282,491
Class A ordinary shares subject to possible redemption as of December 31, 2022	1,013,282,491
Less:
Redemption of Class A ordinary shares	(538,985,164)
Plus:
Sponsor deposits to Trust Account	2,314,286
Accretion of carrying value to redemption value	8,189,193
Class A ordinary shares subject to possible redemption as of March 31, 2023	$484,800,806

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants because the exercise of the warrants is contingent upon the occurrence of future events.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the three months ended March 31,
	2023	2022
Class A ordinary shares
Numerator:
Net income (loss) attributable to Class A ordinary shares	$(7,714,746)	$13,650,525
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	73,498,541	100,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.10)	$0.14

Class B ordinary shares
Numerator:
Net income (loss) attributable to Class B ordinary shares	$(2,624,116)	$3,412,631
Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.10)	$0.14

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note

On January 26, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of $0.03 for each outstanding Class A ordinary share, up to a maximum of $1.2 million per month (each deposit, a “Contribution”) following the approval and implementation of the Extension by the Company’s shareholders on February 2, 2023. Such Contributions will be made pursuant to a non-interest bearing, unsecured promissory note (the “Promissory Note”) issued by the Company to the Sponsor. Such Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), began on February 3, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the earlier of (i) the consummation of the Business Combination, and (ii) August 4, 2023 (or any earlier date of termination, dissolution or winding up of the Company in accordance with its memorandum and articles of association or as otherwise determined in the sole discretion of the board of directors) (the earlier of (i) and (ii), the “Maturity Date”). The Promissory Note does not bear any interest, and is repayable by the Company to the Sponsor upon the Maturity Date. The Maturity Date may be accelerated upon the occurrence of certain events of default. Any outstanding principal under the Promissory Note may be prepaid at any time by the Company, at its election and without penalty. As of March 31, 2023, the Company has borrowed $2,314,286 under the Promissory Note.

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

Working Capital Loan

On March 1, 2022, the Company entered into a working capital loan agreement with the Sponsor (the “Working Capital Loan”), pursuant to which the Company may borrow up to $2,500,000, for ongoing business expenses and the Business Combination. The Working Capital Loan is non-interest bearing, unsecured and payable upon the consummation of the Business Combination. If the Company completes a Business Combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had $2,100,000 and $1,500,000 outstanding borrowings under the Working Capital Loan, respectively.

Administrative Service Fee

The Company has agreed, commencing on the date of the prospectus, to pay an affiliate of the Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial and administrative support. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the Public Shareholders. The Company incurred $50,001 in expenses in connection with such services for both the three months ended March 31, 2023 and 2022. These expenses were presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of March 31, 2023 and December 31, 2022, the Company had no outstanding balance in due to related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

Advances from Related Parties

Affiliates of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of March 31, 2023 and December 31, 2022, there were $213,278 and $60,921, respectively, in due to related party as reflected in the accompanying unaudited condensed balance sheets.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 13,050,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less the underwriting discounts and commissions. On February 4, 2021, the underwriters partially exercised their over-allotment option for an additional 13,000,000 Units. The remaining 50,000 units are no longer available to be exercised.

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

Contingent Fees

The Company has entered into fee arrangement with certain service providers pursuant to which certain transaction fees and service fees will become payable only if the Company consummates the Proposed Business Combination. If the Proposed Business Combination with X-energy does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2023, the amount of these contingent fees with the service providers was approximately $13.2 million.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Additionally, the Company has entered into a fee arrangement with placement agents pursuant to which certain placement fees ranging from 2.25% to 4.5% of funds raised in a private placement transaction (net of proceeds invested by affiliates of the Company or the Sponsor) will become payable only if the Company consummates the Proposed Business Combination with X-energy.

6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the board of directors of the Company. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 46,997,081 and 100,000,000 shares, respectively, that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the unaudited condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. At March 31, 2023 and December 31, 2022, there were 25,000,000 Class B ordinary shares issued and outstanding.

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

7. WARRANTS

As of March 31, 2023 and December 31, 2022, there were 35,333,333 warrants outstanding (15,333,333 Private Placement Warrants and 20,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of approximately $484.9 million and $1.0 billion investments in U.S. government securities, respectively. During the three months ended March 31, 2023, shareholders elected to redeem an aggregate of 53,002,919 Class A ordinary shares in connection with the approval of the Extension, of which the Company paid cash from the Trust Account of $539.0 million (approximately $10.17 per share) to redeeming shareholders. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following tables present information about the Company’s financial assets and financial liabilities that are measured at fair value as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of March 31, 2023:
Assets, at fair value
Investments held in Trust Account:	$484,900,806	$—	$—
Liabilities, at fair value
Public Warrants	$17,600,000	$—	$—
Private Placement Warrants	$—	$13,493,333	$—

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of December 31, 2022:
Assets, at fair value
Investments held in Trust Account:	$1,013,382,491	$—	$—
Liabilities, at fair value
Public Warrants	$9,326,000	$—	$—
Private Placement Warrants	$—	$7,149,933	$—

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

value of the Private Placement Warrants was initially measured using a Black-Scholes option pricing model and subsequently measured using an observable market quote for a similar asset in an active market. As the fair value of the Public Warrants is based on the use of an observable market quote in an active market, the Public Warrants are classified as Level 1.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 is summarized as follows:

Warrant liabilities at December 31, 2021	$13,882,522
Change in fair value of derivative warrant liabilities	(7,564,154)
Warrant liabilities at March 31, 2022	$6,318,368

There were no derivative assets and liabilities, measured with Level 3 inputs, for the three months ended March 31, 2023. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022, when the Company began the use of an observable market quote for a similar asset in an active market. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023.

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

Subsequent to March 31, 2023, the Sponsor deposited $2.4 million into the Trust Account pursuant to the Promissory Note issued by the Company to the Sponsor. As of May 8, 2023, the Company has borrowed $4,714,286 under the Promissory Note.

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

As indicated in the accompanying financial statements, as of March 31, 2023, we had approximately $91,000 in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

Business Combination Agreement with X-Energy Reactor Company, LLC

On December 5, 2022, we entered into the Business Combination Agreement with X-energy (see Note 1 for “Proposed Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by X-energy. The combined company’s business will continue to operate through X-energy and its subsidiaries. In connection with the Closing, the Company will change its name to “X-Energy, Inc.”. For further details on the Proposed Business Combination, refer to the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on February 28, 2023, as amended by the Annual Report on Form 10-K/A for the year ended December 31, 2022, filed by the Company with the SEC on March 10, 2023.

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

Extension

The Company’s Initial Public Offering prospectus and amended and restated memorandum and articles of association provided that the Company had until February 4, 2023 to complete an initial business combination. As stated in the Current Report on Form 8-K filed with SEC on February 3, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from February 4, 2023 to August 4, 2023, or such earlier date as its board of directors may determine in its sole discretion. In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 53,002,919 Class A ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $539.0 million (approximately $10.17 per share) to redeeming shareholders.

Promissory Note

On January 26, 2023, our Sponsor agreed to make monthly deposits directly to the Trust Account of $0.03 for each outstanding Class A ordinary share, up to a maximum of $1.2 million per month following the approval and implementation of the Extension. Such contributions will be made pursuant to the Promissory Note issued by us to our Sponsor. Beginning on February 3, 2023, such contributions will be paid monthly until the maturity date. As of March 31, 2023, we have borrowed $2,314,286 under the Promissory Note.

Results of Operations

Our entire activity since inception through March 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

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

For the three months ended March 31, 2023, we had net loss of $10,338,862, which consisted of a change in the fair value of warrant liabilities of $14,617,400 and general and administrative costs of $3,910,654 offset by investment income earned on investments held in Trust Account of $8,189,192.

For the three months ended March 31, 2022, we had net income of $17,063,156, which consisted of a change in the fair value of warrant liabilities of $17,146,154 and investment income earned on investments held in Trust Account of $330,519, offset by general and administrative costs of $413,517.

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2023, we had approximately $91,000 in our operating bank account and working capital deficit of approximately $15.8 million.

Our liquidity needs to date have been satisfied through (i) a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, (ii) a loan of $278,085 from the Sponsor which we repaid in full on February 4, 2021, (iii) proceeds from the consummation of the Private Placement not held in the Trust Account, and (iv) the Working Capital Loan, pursuant to which the Company may borrow up to $2,500,000 (see Note 4). As of March 31, 2023, there was $2,100,000 outstanding under the Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the extended mandatory liquidation, as approved on February 2, 2023, and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 4, 2023, the extended mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial business combination prior to such date. However, we have access to funds from the Sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the extended mandatory liquidation.

Trends Affecting Our Business

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial business combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

The Company has entered into fee arrangement with certain service providers pursuant to which certain transaction fees and service fees will become payable only if the Company consummates the Proposed Business Combination. If the Proposed Business Combination with X-energy does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2023, the amount of these contingent fees with the service providers was approximately $13.2 million.

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

Critical Accounting Estimates

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March

31, 2023 and December 31, 2022, 46,997,081 and 100,000,000 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023 and December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. government securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on February 28, 2023, as amended by the Annual Report on Form 10-K/A for the year ended December 31, 2022, filed by the Company with the SEC on March 10, 2023, except for the below additional risk. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business combination operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature Bank or any other financial institution currently in receivership, if any of our lenders, lenders to the combined company or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. Additionally, we hold no deposits or securities with SVB or Silvergate Capital. As of March 31, 2023, funds in the Trust Account totaled $484,900,806, and were comprised entirely of U.S. government securities with maturities of 185 days or less or money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We have not sold any equity securities during the quarter ended March 31, 2023.

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

ARES ACQUISITION CORPORATION

Dated: May 8, 2023	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman

Dated: May 8, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer