Form 10-Q
period 2023-06-30
Ares Acquisition Corp
filed 2023-08-08
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of August 7, 2023, 45,604,260 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q
2

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	As of June 30,	As of December 31,
	2023	2022
	(Unaudited)

Assets
Current assets:
Cash	$56,295	$37,982
Prepaid expenses	43,735	57,577
Total current assets	100,030	95,559
Investments held in Trust Account	492,075,570	1,013,382,491
Total assets	$492,175,600	$1,013,478,050

Liabilities and shareholders’ deficit
Current liabilities:
Accrued expenses	$14,703,407	$8,114,773
Due to related party	501,512	60,921
Promissory note	5,914,286	—
Working capital loan	2,500,000	1,500,000
Total current liabilities	23,619,205	9,675,694
Warrant liabilities	28,266,666	16,475,933
Deferred underwriting commissions	33,000,000	35,000,000
Total liabilities	84,885,871	61,151,627

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 46,997,081 and 100,000,000 shares subject to possible redemption at $10.47 and $10.13 per share at June 30, 2023 and December 31, 2022, respectively	491,975,570	1,013,282,491

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 46,997,081 and 100,000,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	2,500	2,500
Accumulated deficit	(84,688,341)	(60,958,568)
Total shareholders’ deficit	(84,685,841)	(60,956,068)
Total liabilities and shareholders’ deficit	$492,175,600	$1,013,478,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$4,114,099	$354,645	$8,024,753	$768,162
Loss from operations	(4,114,099)	(354,645)	(8,024,753)	(768,162)
Other income (expense):
Investment income (loss) on investments held in Trust Account	3,574,764	(125,371)	11,763,956	205,148
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	59,163	—	59,163	—
Change in fair value of warrant liabilities	2,826,667	6,420,134	(11,790,733)	23,566,288
Total other income (expense)	6,460,594	6,294,763	32,386	23,771,436
Net income (loss)	$2,346,495	$5,940,118	$(7,992,367)	$23,003,274

Basic and diluted weighted average shares outstanding of Class A ordinary shares	46,997,081	100,000,000	60,174,602	100,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.03	$0.05	$(0.09)	$0.18
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$0.05	$(0.09)	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the three and six months ended June 30, 2023
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance at December 31, 2022	25,000,000	$2,500	$—	$(60,958,568)	$(60,956,068)
Sponsor deposits to Trust Account	—	—	—	(2,314,286)	(2,314,286)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(8,189,193)	(8,189,193)
Net loss	—	—	—	(10,338,862)	(10,338,862)
Balance at March 31, 2023	25,000,000	2,500	—	(81,800,909)	(81,798,409)
Sponsor deposits to Trust Account	—	—	—	(3,600,000)	(3,600,000)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(1,633,927)	(1,633,927)
Net income	—	—	—	2,346,495	2,346,495
Balance at June 30, 2023	25,000,000	$2,500	$—	$(84,688,341)	$(84,685,841)

	For the three and six months ended June 30, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance at December 31, 2021	25,000,000	$2,500	$—	$(68,659,667)	$(68,657,167)
Net income	—	—	—	17,063,156	17,063,156
Balance at March 31, 2022	25,000,000	2,500	—	(51,596,511)	(51,594,011)
Net income	—	—	—	5,940,118	5,940,118
Balance at June 30, 2022	25,000,000	$2,500	$—	$(45,656,393)	$(45,653,893)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(7,992,367)	$23,003,274
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(11,763,956)	(205,148)
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	(59,163)	—
Change in fair value of warrant liabilities	11,790,733	(23,566,288)
Changes in operating assets and liabilities:
Prepaid expenses	13,842	190,893
Accrued expenses	6,588,633	(1,399,910)
Due to related party	440,591	9,790
Net cash used in operating activities	(981,687)	(1,967,389)

Cash flows from investing activities:
Cash withdrawn from the Trust Account	538,985,164	—
Cash deposited into Trust Account	(5,914,286)	—
Net cash provided by investing activities	533,070,878	—

Cash flows from financing activities:
Proceeds received from promissory note	5,914,286	—
Proceeds received from working capital loan	1,000,000	1,500,000
Redemption of Class A ordinary shares	(538,985,164)	—
Net cash (used in) provided by financing activities	(532,070,878)	1,500,000

Net change in cash	18,313	(467,389)
Cash – beginning of period	37,982	749,510
Cash – end of period	$56,295	$282,121

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated its Initial Public Offering of 100,000,000 (the “Units” and, with respect to the shares Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 13,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions (see Note 5). On June 29, 2023, one of the underwriters waived its entitlement to its deferred underwriting commissions of $2.0 million with respect to the Proposed Business Combination (as defined herein) (See Note 5). Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”).

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to the Public Shareholders who redeem their Public Shares will not be reduced by the

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

deferred underwriting commissions the Company will pay to the underwriters (see Note 5). The Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (as amended from time to time, the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed to vote their Class B ordinary shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution.

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

On December 5, 2022, the Company entered into a business combination agreement with X-Energy Reactor Company, LLC, a Delaware limited liability company (“X-energy”) (see “Proposed Business Combination” below). On January 26, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of $0.03 for each outstanding Class A ordinary share, up to a maximum of $1.2 million per month (each deposit, a “Contribution”) following the approval and implementation of the First Extension (as defined below). Such Contributions have been made pursuant to a non-interest bearing, unsecured promissory note (the “Promissory Note”) issued by the Company to the Sponsor. Such Contributions, which have been paid monthly (or a pro rata portion thereof if less than a full month), began on February 3, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the earlier of (i) the consummation of the Proposed Business Combination, and (ii) August 4, 2023 (or any earlier date of termination, dissolution or winding up of the Company in accordance with its Amended and Restated Memorandum and Articles of Association or as otherwise determined in the sole discretion of our board of directors) (the earlier of (i) and (ii), the “Maturity Date”) (see Note 4). On February 2, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from February 4, 2023 to August 4, 2023, or such earlier date as the board of directors of the Company may approve in accordance with the Amended and Restated Memorandum and Articles of Association (the “First Extension”). In connection with the approval of the First Extension, shareholders elected to redeem an aggregate of 53,002,919 Class A ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $539.0 million (approximately $10.17 per share) to redeeming shareholders. On July 24, 2023, the Company amended and restated the Promissory Note (the “Amended and Restated Promissory Note”) to increase the aggregate principal amount thereunder to up to $10,800,000, representing additional monthly deposits directly to the Trust Account of $0.0255 for each outstanding Class A ordinary share (each deposit, an “Additional Contribution”), following the approval and implementation of the Second Extension (as defined below). The Additional Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), began on August 2, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the earlier of (i) the

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

consummation of a business combination, and (ii) November 6, 2023 (or any earlier date of termination, dissolution or winding up of the Company in accordance with the Amended and Restated Memorandum and Articles of Association or as otherwise determined in the sole discretion of the Company's board of directors) (the earlier of (i) and (ii), the “A&R Note Maturity Date”). On August 1, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from August 4, 2023 to November 6, 2023, or such earlier date as the board of directors of the Company may approve in accordance with the Amended and Restated Memorandum and Articles of Association (the “Second Extension”). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 1,392,821 Class A ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $14.7 million (approximately $10.58 per share) to redeeming shareholders.

The Company has until November 6, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less $100,000 of interest to pay dissolution expenses), which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Proposed Business Combination

On December 5, 2022, the Company entered into a business combination agreement (the "Original Business Combination Agreement"), as amended by the first amendment to the business combination agreement, dated as of June 11, 2023 (the "First Amendment to Business Combination Agreement") (as it may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), among the Company, X-energy and, solely for purposes of Section 1.01(f), Section 6.25 and Article IX of the Business Combination Agreement, each of The Kamal S. Ghaffarian Revocable Trust, IBX Company Opportunity Fund 1, LP, a Delaware limited partnership, IBX

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company Opportunity Fund 2, LP, a Delaware limited partnership, IBX Opportunity GP, Inc., a Delaware corporation, GM Enterprises LLC, a Delaware limited liability company, and X-Energy Management, LLC, a Delaware limited liability company. The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.”

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

The Business Combination Agreement and the Proposed Business Combination were approved by the boards of directors of each of the Company (including, in the case of the Company, the special committee of the board of directors, which consists of its independent directors) and X-energy. For further details on the Proposed Business Combination, refer to the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on February 28, 2023, as amended by the Annual Report on Form 10-K/A for the year ended December 31, 2022, filed by the Company with the SEC on March 10, 2023, the registration statement on Form S-4 filed by the Company with the SEC on January 25, 2023 (as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4 thereto, filed on March 24, 2023, June 12, 2023, July 3, 2023 and July 25, 2023, respectively, the "Registration Statement") and the Current Report on Form 8-K filed by the Company with the SEC on June 12, 2023.

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

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2023, the Company had investments held in the Trust Account of approximately $492.1 million consisting of cash and a money market fund that invests solely in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $278,085 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the loan from the Sponsor in full on February 4, 2021, and borrowings under such loan are no longer available. The Company is also party to a working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $2.5 million for ongoing business expenses and the Business Combination. As of June 30, 2023, there was $2.5 million outstanding under the Working Capital Loan (see Note 4).

As of June 30, 2023, the Company had a working capital deficit of approximately $23.5 million, current liabilities of $23.6 million and approximately $56,000 in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the extended mandatory liquidation, as approved on February 2, 2023 and August 1, 2023, and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through November 6, 2023, the extended mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial Business Combination prior to such date. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Company until a potential business combination or up to the extended mandatory liquidation. Management further intends to close the Proposed Business Combination before the extended mandatory liquidation date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income (loss) on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At June 30, 2023 and December 31, 2022, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 46,997,081 and 100,000,000 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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
At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$1,000,000,000
Plus:
Accretion of carrying value to redemption value	13,282,491
Class A ordinary shares subject to possible redemption as of December 31, 2022	1,013,282,491
Less:
Redemption of Class A ordinary shares	(538,985,164)
Plus:
Sponsor deposits to Trust Account	5,914,286
Waiver of Class A ordinary shares issuance cost	1,940,837
Accretion of carrying value to redemption value	9,823,120
Class A ordinary shares subject to possible redemption as of June 30, 2023	$491,975,570

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Class A ordinary shares
Numerator:
Net income (loss) attributable to Class A ordinary shares	$1,531,707	$4,752,094	$(5,646,490)	$18,402,619
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	46,997,081	100,000,000	60,174,602	100,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.03	$0.05	$(0.09)	$0.18

Class B ordinary shares
Numerator:
Net income (loss) attributable to Class B ordinary shares	$814,788	$1,188,024	$(2,345,877)	$4,600,655
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$0.05	$(0.09)	$0.18

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

The Company accounts for its 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black-Scholes option pricing model, and subsequently, as of December 31, 2022, measured using an observable market quote for a similar asset in an active market.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. INITIAL PUBLIC OFFERING

On February 4, 2021, the Company consummated its Initial Public Offering of its 100,000,000 Units, including 13,000,000 Over-Allotment Units at $10.00 per Unit, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions (see Note 5). On June 29, 2023, one of the underwriters waived its entitlement to its deferred underwriting commissions of $2.0 million with respect to the Proposed Business Combination (See Note 5).

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

Promissory Note

On January 26, 2023, the Sponsor agreed to make monthly Contributions directly to the Trust Account following the approval and implementation of the First Extension by the Company’s shareholders on February 2, 2023. Such Contributions are made pursuant to the Promissory Note issued by the Company to the Sponsor. Such Contributions, which are paid monthly (or a pro rata portion thereof if less than a full month), began on February 3, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the Maturity Date. As of June 30, 2023, the Company has borrowed $5,914,286 under the Promissory Note. On July 24, 2023, the Company amended and restated the Promissory Note, pursuant to which the Sponsor agreed to make Additional Contributions, following the approval and implementation of the Second Extension. The Additional Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), began on August 2, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the A&R Note Maturity Date. The Amended and Restated Promissory Note does not bear any interest, and is repayable by the Company to the Sponsor upon the A&R Note Maturity Date. The A&R Note Maturity Date may be accelerated upon the occurrence of certain events of default. Any outstanding principal under the Amended and Restated Promissory Note may be prepaid at any time by the Company, at its election and without penalty.

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

Working Capital Loan

On March 1, 2022, the Company entered into a working capital loan agreement with the Sponsor (the “Working Capital Loan”), pursuant to which the Company may borrow up to $2,500,000, for ongoing business expenses and the Business Combination. The Working Capital Loan is non-interest bearing, unsecured and payable upon the consummation of the Business Combination. If the Company completes a Business Combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had $2,500,000 and $1,500,000 outstanding borrowings under the Working Capital Loan, respectively.

Administrative Service Fee

The Company has agreed, commencing on the date of the prospectus, to pay an affiliate of the Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial and administrative support. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the Public Shareholders. The Company incurred $50,001 and $100,002 in connection with such services for the three and six months ended June 30, 2023 and 2022, respectively, as presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of June 30, 2023 and December 31, 2022, the Company had no outstanding balance in due to related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

Advances from Related Parties

Affiliates of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of June 30, 2023 and December 31, 2022, there were $501,512 and $60,921, respectively, in due to related party as reflected in the accompanying unaudited condensed balance sheets.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On June 29, 2023, Barclays Capital Inc., one of the participating underwriters in the Company’s Initial Public Offering, waived its entitlement to its respective portion of the total deferred underwriting fee, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $1.9 million and a gain from extinguishment of the deferred underwriting commissions allocated to the warrant liabilities of approximately $59,000 as presented on the accompanying unaudited condensed statements of operations.

Contingent Fees

The Company has entered into fee arrangement with certain service providers pursuant to which certain transaction fees and service fees will become payable only if the Company consummates the Proposed Business Combination. If the Proposed Business Combination with X-energy does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2023, the amount of these contingent fees with the service providers was approximately $13.2 million.

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

6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the board of directors of the Company. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 46,997,081 and 100,000,000 shares, respectively, that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the unaudited condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. At June 30, 2023 and December 31, 2022, there were 25,000,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. WARRANTS

As of June 30, 2023 and December 31, 2022, there were 35,333,333 warrants outstanding (15,333,333 Private Placement Warrants and 20,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of approximately $492.1 million and $1.0 billion investments in U.S. government securities, respectively. During the first quarter of 2023, shareholders elected to redeem an aggregate of 53,002,919 Class A ordinary shares in connection with the approval of the First Extension, of which the Company paid cash from the Trust Account of $539.0 million (approximately $10.17 per share) to redeeming shareholders. During the three and six months ended June 30, 2023 and 2022, the Company did not withdraw any interest income from the Trust Account.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s financial assets and financial liabilities that are measured at fair value as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of June 30, 2023:
Assets, at fair value
Investments held in Trust Account	$492,075,570	$—	$—
Liabilities, at fair value
Public Warrants	$16,000,000	$—	$—
Private Placement Warrants	$—	$12,266,666	$—

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of December 31, 2022:
Assets, at fair value
Investments held in Trust Account	$1,013,382,491	$—	$—
Liabilities, at fair value
Public Warrants	$9,326,000	$—	$—
Private Placement Warrants	$—	$7,149,933	$—

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

The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black-Scholes option pricing model, and subsequently, as of December 31, 2022, measured using an observable market quote for a similar asset in an active market. As the fair value of the Public Warrants is based on the use of an observable market quote in an active market, the Public Warrants are classified as Level 1.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022 is summarized as follows:

Warrant liabilities at December 31, 2021	$13,882,522
Change in fair value of derivative warrant liabilities	(7,564,154)
Warrant liabilities at March 31, 2022	6,318,368
Change in fair value of derivative warrant liabilities	(2,786,134)
Warrant liabilities at June 30, 2022	$3,532,234

There were no derivative assets and liabilities, measured with Level 3 inputs, for the six months ended June 30, 2023. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022, when the Company began the use of an observable market quote for a similar asset in an active market. There were no other transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2023.

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

In July 2023, the Sponsor deposited $1,200,000 into the Trust Account pursuant to the Promissory Note issued by the Company to the Sponsor.

On July 21, 2023, Morgan Stanley & Co. LLC, one of the participating underwriters in the Company’s Initial Public Offering, waived its entitlement to its respective portion of the total deferred underwriting commissions of $5.0 million.

On July 24, 2023, the Company amended and restated the Promissory Note, pursuant to which the Sponsor agreed to make Additional Contributions, following the approval and implementation of the Second Extension. The Additional Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), began on August 2, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the A&R Note Maturity Date. The Amended and Restated Promissory Note does not bear any interest, and is repayable by the Company to the Sponsor upon the A&R Note Maturity Date.

In August 2023, the Sponsor deposited $1,162,909 into the Trust Account pursuant to the Amended and Restated Promissory Note issued by the Company to the Sponsor. As of August 8, 2023, the Company has borrowed $8,277,195 under the Amended and Restated Promissory Note.

On August 1, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s amended and restated memorandum and articles of association in accordance with the Second Extension.

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

As indicated in the accompanying financial statements, as of June 30, 2023, we had approximately $56,000 in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

Business Combination Agreement with X-Energy Reactor Company, LLC

On December 5, 2022, we entered into the Original Business Combination Agreement with X-energy (see Note 1 for “Proposed Business Combination” as subsequently amended by the First Amendment to Business Combination Agreement), pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement, the combined company will be organized in an umbrella partnership C corporation structure, in which substantially all of the assets and the business of the combined company will be held by X-energy. The combined company’s business will continue to operate through X-energy and its subsidiaries. In connection with the Closing, the Company will change its name to “X-Energy, Inc.”. For further details on the Proposed Business Combination, refer to the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on February 28, 2023, as amended by the Annual Report on Form 10-K/A for the year ended December 31, 2022, filed by the Company with the SEC on March 10, 2023.

The Proposed Business Combination is subject to, among other things, the approval of the Proposed Business Combination by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions, including that the SEC completes its review of the registration statement on Form S-4 filed by the Company with the SEC on January 25, 2023 (as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4 thereto, filed on March 24, 2023, June 12, 2023, July 3, 2023 and July 25, 2023, respectively, the "Registration Statement"), the receipt of certain regulatory approvals, and the approval by the NYSE to list the securities of the combined company.

Extension

The Company’s Initial Public Offering prospectus and amended and restated memorandum and articles of association provided that the Company had until February 4, 2023 to complete an initial business combination. As stated in the Current Report on Form 8-K filed with SEC on February 3, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from February 4, 2023 to August 4, 2023, or such earlier date as its board of directors may determine in its sole discretion. In connection with the approval of the First Extension, shareholders elected to redeem an aggregate of 53,002,919 Class A ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $539.0 million (approximately $10.17 per share) to redeeming shareholders. On August 1, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from August 4, 2023 to November 6, 2023, or such earlier date as the board of directors of the Company may approve in accordance with the Amended and Restated Memorandum and Articles of Association (the “Second Extension”). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 1,392,821 Class A ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $14.7 million (approximately $10.58 per share) to redeeming shareholders.

Promissory Note

On January 26, 2023, our Sponsor agreed to make monthly Contributions directly to the Trust Account. Such Contributions have been made pursuant to the Promissory Note issued by us to our Sponsor. Beginning on February 3, 2023, such Contributions have been paid monthly until the Maturity Date. As of June 30, 2023, we have borrowed $5,914,286 under the Promissory Note. On July 24, 2023, we amended and restated the Promissory Note, pursuant to which the Sponsor agreed to make Additional Contributions, following the approval and implementation of the Second Extension. The Additional Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), began on August 2, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the A&R Note Maturity Date.

Results of Operations

Our entire activity since inception through June 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

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

For the three months ended June 30, 2023, we had net income of $2,346,495, which consisted of a change in the fair value of warrant liabilities of $2,826,667, investment income earned on investments held in Trust Account of $3,574,764 and gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities of $59,163, offset by general and administrative costs of $4,114,099. For the six months ended June 30, 2023, we had net loss of $7,992,367, which consisted of a change in the fair value of warrant liabilities of $11,790,733 and general and administrative costs of $8,024,753 offset by investment income earned on investments held in Trust Account of $11,763,956 and gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities of $59,163.

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

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2023, we had approximately $56,000 in our operating bank account and working capital deficit of approximately $23.5 million.

Our liquidity needs to date have been satisfied through (i) a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, (ii) a loan of $278,085 from the Sponsor which we repaid in full on February 4, 2021, (iii) proceeds from the consummation of the Private Placement not held in the Trust Account and (iv) the Working Capital Loan, pursuant to which the Company may borrow up to $2,500,000 (see Note 4). As of June 30, 2023, there was $2,500,000 outstanding under the Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the extended mandatory liquidation, as approved on February 2, 2023 and August 1, 2023, and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through November 6, 2023, the extended mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial business combination prior to such date. However, we have access to funds from the Sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the extended mandatory liquidation.

Trends Affecting Our Business

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures and certain geopolitical events, including the conflict in Ukraine and the surrounding region. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial business combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

In addition, the Company has entered into certain arrangements with third-party advisors, including the following:

The underwriters are entitled to a deferred fee of $35.0 million. The deferred fee will be waived by the underwriters in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement. On June 29, 2023, Barclays Capital Inc., one of the participating underwriters in the Company’s Initial Public Offering, waived its entitlement to its respective portion of the total deferred underwriting fee, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $1.9 million and a gain from extinguishment of the deferred underwriting commissions allocated to the warrant liabilities of approximately $59,000 as presented on the accompanying unaudited condensed statements of operations.

The Company has entered into fee arrangement with certain service providers pursuant to which certain transaction fees and service fees will become payable only if the Company consummates the Proposed Business Combination. If the Proposed Business Combination with X-energy does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2023, the amount of these contingent fees with the service providers was approximately $13.2 million.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting estimates:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 46,997,081 and 100,000,000 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

We account for our 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black-Scholes option pricing model, and subsequently, as of December 31, 2022, measured using an observable market quote for a similar asset in an active market.

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023 and December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. government securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on February 28, 2023, as amended by the Annual Report on Form 10-K/A for the year ended December 31, 2022, filed by the Company with the SEC on March 10, 2023 and our quarterly report on form 10-Q for the quarter ended March 31, 2023, filed by the Company with the SEC on May 8, 2023. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We have not sold any equity securities during the quarter ended June 30, 2023.

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

On June 29, 2023, one of the underwriters waived its entitlement to their deferred underwriting commissions of $2.0 million with respect to the Proposed Business Combination (See Note 5).

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit No.	Description
2.1	First Amendment to Business Combination Agreement, dated as of June 11, 2023, by and among Ares Acquisition Corporation and X-Energy Reactor Company, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (Reg. No. 001-39972) filed with the SEC on June 12, 2023).
3.1	Second Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 1, 2023 (File No. 001-39972).
10.1	First Amendment to Sponsor Support Agreement, dated as of June 11, 2023, by and among Ares Acquisition Corporation, X-Energy Reactor Company, LLC, Ares Acquisition Holdings LP, Stephen Davis, Kathryn Marinello and Felicia Thornton (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Reg. No. 001-39972) filed with the SEC on June 12, 2023).
10.2	First Amendment to Commitment Letter, dated as of June 11, 2023, by and among AAC Holdings II, LP, Ares Acquisition Corporation and X-Energy Reactor Company, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Reg. No. 001-39972) filed with the SEC on June 12, 2023).
10.3	Promissory Note, dated as of July 24, 2023, by and among Ares Acquisition Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed on July 26, 2023 (File No. 001-39972).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES ACQUISITION CORPORATION

Dated: August 8, 2023	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman (Principal Executive Officer)

Dated: August 8, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial Officer)