Form 10-Q
period 2023-09-30
Ares Acquisition Corp
filed 2023-11-08
CIK 1829432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of November 3, 2023, 45,604,260 Class A ordinary shares, par value $0.0001, and 25,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION
Quarterly Report on Form 10-Q
2

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	As of September 30,	As of December 31,
	2023	2022
	(Unaudited)

Assets
Current assets:
Cash	$39,832	$37,982
Prepaid expenses	78,670	57,577
Total current assets	118,502	95,559
Investments held in Trust Account	487,130,034	1,013,382,491
Total assets	$487,248,536	$1,013,478,050

Liabilities and shareholders’ deficit
Current liabilities:
Accrued expenses	$18,187,874	$8,114,773
Due to related party	1,029,410	60,921
Promissory note	9,440,103	—
Working capital loan	2,500,000	1,500,000
Total current liabilities	31,157,387	9,675,694
Warrant liabilities	23,355,333	16,475,933
Deferred underwriting commissions	28,000,000	35,000,000
Total liabilities	82,512,720	61,151,627

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 45,604,260 and 100,000,000 shares subject to possible redemption at $10.68 and $10.13 per share at September 30, 2023 and December 31, 2022, respectively	487,030,034	1,013,282,491

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 45,604,260 and 100,000,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 25,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	2,500	2,500
Accumulated deficit	(82,296,718)	(60,958,568)
Total shareholders’ deficit	(82,294,218)	(60,956,068)
Total liabilities and shareholders’ deficit	$487,248,536	$1,013,478,050

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$3,993,893	$517,715	$12,018,646	$1,285,877
Loss from operations	(3,993,893)	(517,715)	(12,018,646)	(1,285,877)
Other income (expense):
Investment income on investments held in Trust Account	6,261,708	4,603,791	18,025,664	4,808,939
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	147,907	—	207,070	—
Change in fair value of warrant liabilities	4,911,333	4,074,138	(6,879,400)	27,640,426
Total other income	11,320,948	8,677,929	11,353,334	32,449,365
Net income (loss)	$7,327,055	$8,160,214	$(665,312)	$31,163,488

Basic and diluted weighted average shares outstanding of Class A ordinary shares	46,179,556	100,000,000	55,458,323	100,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.10	$0.07	$(0.01)	$0.25
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$0.07	$(0.01)	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the three and nine months ended September 30, 2023
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance at December 31, 2022	25,000,000	$2,500	$—	$(60,958,568)	$(60,956,068)
Sponsor deposits to Trust Account	—	—	—	(2,314,286)	(2,314,286)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(8,189,193)	(8,189,193)
Net loss	—	—	—	(10,338,862)	(10,338,862)
Balance at March 31, 2023	25,000,000	2,500	—	(81,800,909)	(81,798,409)
Sponsor deposits to Trust Account	—	—	—	(3,600,000)	(3,600,000)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(1,633,927)	(1,633,927)
Net income	—	—	—	2,346,495	2,346,495
Balance at June 30, 2023	25,000,000	2,500	—	(84,688,341)	(84,685,841)
Sponsor deposits to Trust Account	—	—	—	(3,525,817)	(3,525,817)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(1,409,615)	(1,409,615)
Net income	—	—	—	7,327,055	7,327,055
Balance at September 30, 2023	25,000,000	$2,500	$—	$(82,296,718)	$(82,294,218)

	For the three and nine months ended September 30, 2022
	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class B
	Shares	Amount
Balance at December 31, 2021	25,000,000	$2,500	$—	$(68,659,667)	$(68,657,167)
Net income	—	—	—	17,063,156	17,063,156
Balance at March 31, 2022	25,000,000	2,500	—	(51,596,511)	(51,594,011)
Net income	—	—	—	5,940,118	5,940,118
Balance at June 30, 2022	25,000,000	2,500	—	(45,656,393)	(45,653,893)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(4,993,718)	(4,993,718)
Net income	—	—	—	8,160,214	8,160,214
Balance at September 30, 2022	25,000,000	$2,500	$—	$(42,489,897)	$(42,487,397)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(665,312)	$31,163,488
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(18,025,664)	(4,808,939)
Gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities	(207,070)	—
Change in fair value of warrant liabilities	6,879,400	(27,640,426)
Changes in operating assets and liabilities:
Prepaid expenses	(21,093)	329,439
Accrued expenses	10,073,100	(1,169,529)
Due to related party	968,489	19,790
Net cash used in operating activities	(998,150)	(2,106,177)

Cash flows from investing activities:
Cash withdrawn from the Trust Account	553,718,225	—
Cash deposited into Trust Account	(9,440,103)	—
Net cash provided by investing activities	544,278,122	—

Cash flows from financing activities:
Proceeds received from promissory note	9,440,103	—
Proceeds received from working capital loan	1,000,000	1,500,000
Redemption of Class A ordinary shares	(553,718,225)	—
Net cash (used in) provided by financing activities	(543,278,122)	1,500,000

Net change in cash	1,850	(606,177)
Cash – beginning of period	37,982	749,510
Cash – end of period	$39,832	$143,333

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 24, 2020 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated its Initial Public Offering of 100,000,000 (the “Units” and, with respect to the shares Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 13,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions (see Note 5). During the nine months ended September 30, 2023, two of the underwriters waived their entitlement to a total of $7.0 million of deferred underwriting commissions with respect to the Terminated Business Combination (as defined herein) (See Note 5). Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,333,333 warrants (the “Private Placement Warrants”), including 1,733,333 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $23.0 million, in a private placement (the “Private Placement”) to Ares Acquisition Holdings L.P., a Cayman Islands limited partnership (the “Sponsor”) (see Note 4).

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

On December 5, 2022, the Company entered into a business combination agreement with X-Energy Reactor Company, LLC, a Delaware limited liability company (“X-energy”), which was subsequently amended on June 11, 2023 and September 12, 2023 (see “Terminated Business Combination” below). On January 26, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of $0.03 for each outstanding Class A ordinary share, up to a maximum of $1.2 million per month (each deposit, a “Contribution”) following the approval and implementation of the First Extension (as defined below). Such Contributions have been made pursuant to a non-interest bearing, unsecured promissory note (the “Promissory Note”) issued by the Company to the Sponsor. Such Contributions, which have been paid monthly (or a pro rata portion thereof if less than a full month), began on February 3, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the earlier of (i) the consummation of a Business Combination, and (ii) August 4, 2023 (or any earlier date of termination, dissolution or winding up of the Company in accordance with its Amended and Restated Memorandum and Articles of Association or as otherwise determined in the sole discretion of our board of directors) (the earlier of (i) and (ii), the “Maturity Date”) (see Note 4). On February 2, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from February 4, 2023 to August 4, 2023, or such earlier date as the board of directors of the Company may approve in accordance with the Amended and Restated Memorandum and Articles of Association (the “First Extension”). In connection with the approval of the First Extension, shareholders elected to redeem an aggregate of 53,002,919 Class A ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $539.0 million (approximately $10.17 per share) to redeeming shareholders. On July 24, 2023, the Company amended and restated the Promissory Note (the “Amended and Restated Promissory Note”) to increase the aggregate principal amount thereunder to up to $10.8 million, representing additional monthly deposits directly to the Trust Account of $0.0255 for each outstanding Class A ordinary share (each deposit, an “Additional Contribution”), following the approval and implementation of the Second Extension (as defined below). The Additional Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), commencing August 2, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

immediately preceding such first day) until the earlier of (i) the consummation of a Business Combination, and (ii) November 6, 2023 (or any earlier date of termination, dissolution or winding up of the Company in accordance with the Amended and Restated Memorandum and Articles of Association or as otherwise determined in the sole discretion of the Company’s board of directors) (the earlier of (i) and (ii), the “A&R Note Maturity Date”). On August 1, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from August 4, 2023 to November 6, 2023, or such earlier date as the board of directors of the Company may approve in accordance with the Amended and Restated Memorandum and Articles of Association (the “Second Extension”). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 1,392,821 Class A ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $14.7 million (approximately $10.58 per share) to redeeming shareholders.

The Company has until November 6, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less $100,000 of interest to pay dissolution expenses), which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. On October 31, 2023, the Company determined that it would not be able to consummate a Business Combination within the time period required by the Amended and Restated Memorandum and Articles of Association. As such, the Company intends to dissolve and liquidate in accordance with the Amended and Restated Memorandum and Articles of Association and determined to redeem all outstanding Class A ordinary shares on or about November 7, 2023 (see “Liquidation, Dissolution and Winding up of the Company and Redemption of Class A Ordinary Shares” below).

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Terminated Business Combination

On December 5, 2022, the Company entered into a business combination agreement, as amended by the first amendment to the business combination agreement, dated as of June 11, 2023 and the second amendment to the business combination agreement, dated as of September 12, 2023 (collectively, the “Business Combination Agreement”), among the Company, X-energy and, solely for purposes of Section 1.01(f), Section 6.25 and Article IX of the Business Combination Agreement, each of The Kamal S. Ghaffarian Revocable Trust, IBX Company Opportunity Fund 1, LP, a Delaware limited partnership, IBX Company Opportunity Fund 2, LP, a Delaware limited partnership, IBX Opportunity GP, Inc., a Delaware corporation, GM Enterprises LLC, a Delaware limited liability company, and X-Energy Management, LLC, a Delaware limited liability company. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Terminated Business Combination.”

The Business Combination Agreement and the Terminated Business Combination were approved by the boards of directors of each of the Company (including, in the case of the Company, the special committee of the board of directors, which consists of its independent directors) and X-energy. For further details on the Terminated Business Combination, refer to the registration statement on Form S-4 filed by the Company with the SEC on January 25, 2023 (as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 thereto, filed on March 24, 2023, June 12, 2023, July 3, 2023, July 25, 2023, September 22, 2023 and October 10, 2023, respectively, the “Registration Statement”), which was declared effective by the SEC and mailed to shareholders on October 13, 2023.

On October 31, 2023, the Company and X-energy entered into a termination agreement (the “Termination Agreement”), effective as of such date, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement. The parties determined to terminate the Business Combination Agreement and elect to not consummate the terminated Business Combination due to a number of factors, including: (i) the challenging market conditions; (ii) peer-company trading performance; and (iii) a balancing of the benefits and drawbacks of becoming a publicly traded company under current circumstances.

Pursuant to the Termination Agreement, X-energy assumed from the Company and agreed to pay, perform and discharge, the liabilities of the Company with respect to the payment in cash of certain fees, costs and expenses of the Company and its affiliates. Additionally, each of the Company and X-energy have also agreed on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement, the transactions contemplated under the Business Combination Agreement and the termination of the Business Combination Agreement. Upon the termination of the Business Combination Agreement, each of the (i) Sponsor Support Agreement (as defined in the Business Combination Agreement), (ii) Member Support Agreement (as defined in the Business Combination Agreement), (iii) the Preferred Stock Subscription Agreement (see Note 4) and (iv) the Letter Agreement (see Note 4), were automatically terminated in accordance with their respective terms.

On October 31, 2023, the Company convened an extraordinary general meeting of the shareholders (the “Business Combination Meeting”) and the only proposal submitted for a vote of the shareholders at the Business Combination Meeting was a proposal to approve, by ordinary resolution, the adjournment of the Business Combination Meeting sine die, without setting a new time and date for the Business Combination Meeting, as proposed by the Chairperson of the Business Combination Meeting pursuant to, and in accordance with, Article 22.7 of the Amended and Restated Memorandum and Articles of Association (the “Business Combination Adjournment Proposal”). As a result of the termination of the Business Combination Agreement, none of the proposed resolutions to approve the Business Combination Agreement and the related matters concerning the Business Combination were put forward at the Business Combination Meeting. The Business Combination Adjournment Proposal was approved, and the Business Combination Meeting was adjourned indefinitely.

Liquidation, Dissolution and Winding up of the Company and Redemption of Class A Ordinary Shares

Management has determined that the Company will not be able to consummate an initial Business Combination by November 6, 2023, and pursuant to the Amended and Restated Memorandum and Articles of Association, the Company’s board of directors has determined to (i) cease all operations except for the purpose of winding up; (ii) redeem all outstanding Class A ordinary shares on or about November 7, 2023, at a per-share price of approximately $10.79 per share (the “Per-Share Redemption Amount”), payable in cash, based on the amount in the Trust Account as of October 27, 2023, while retaining $100,000 of the interest earned on the Trust Account to pay dissolution expenses; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the holders of the Company’s Class B ordinary shares and the board of

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

directors, liquidate and dissolve. Following the redemption, the shares of the Class A ordinary shares will no longer be outstanding and the warrants will expire in accordance with their terms upon our liquidation.

The last day of trading of the Public Shares on The New York Stock Exchange (the “NYSE”) was November 6, 2023. We expect that the NYSE will thereafter file with the SEC a Form 25 Notification of Removal from Listing and/or Registration (“Form 25”) to delist and deregister the Public Shares under Section 12(b) of the Exchange Act. As a result, the Public Shares will no longer be listed on the NYSE. The Company thereafter intends to file a Form 15 Certification and Notice of Termination of Registration with the SEC, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated with respect to the Public Shares.

On November 7, 2023, the NYSE filed a Form 25 to delist and deregister the Public Shares under Section 12(b) of the Exchange Act. This Quarterly Report has been filed after the date of such delisting and deregistration pursuant to the Company’s Exchange Act reporting requirements. After the date of this Quarterly Report, the Company shall cease all operations except for the purpose of winding up and as promptly as reasonably possible, liquidate and dissolve.

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

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2023, the Company had investments held in the Trust Account of approximately $487.1 million consisting of cash and a money market fund that invests solely in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes and to pay up to $100,000 of any dissolution expenses. The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $278,085 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the loan from the Sponsor in full on February 4, 2021, and borrowings under such loan are no longer available. The Company is also party to a working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $2.5 million for ongoing business expenses and the Business Combination. As of September 30, 2023, there was $2.5 million outstanding under the Working Capital Loan (see Note 4).

As of September 30, 2023, the Company had a working capital deficit of approximately $31.0 million, current liabilities of $31.2 million and approximately $40,000 in its operating bank account. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the extended mandatory liquidation, as approved on February 2, 2023 and August 1, 2023, and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through November 6, 2023, the extended mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial Business Combination prior to such date. The Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the extended mandatory liquidation. An initial Business Combination was not consummated by November 6, 2023 so there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 6, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents held outside the Trust Account.

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

At September 30, 2023 and December 31, 2022, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 45,604,260 and 100,000,000 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

At September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$1,000,000,000
Plus:
Accretion of carrying value to redemption value	13,282,491
Class A ordinary shares subject to possible redemption as of December 31, 2022	1,013,282,491
Less:
Redemptions of Class A ordinary shares	(553,718,225)
Plus:
Sponsor deposits to Trust Account	9,440,103
Waiver of Class A ordinary shares issuance cost	6,792,930
Accretion of carrying value to redemption value	11,232,735
Class A ordinary shares subject to possible redemption as of September 30, 2023	$487,030,034

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Class A ordinary shares
Numerator:
Net income (loss) attributable to Class A ordinary shares	$4,753,614	$6,528,171	$(458,586)	$24,930,790
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	46,179,556	100,000,000	55,458,323	100,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.10	$0.07	$(0.01)	$0.25

Class B ordinary shares
Numerator:
Net income (loss) attributable to Class B ordinary shares	$2,573,441	$1,632,043	$(206,726)	$6,232,698
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$0.07	$(0.01)	$0.25

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

3. INITIAL PUBLIC OFFERING

On February 4, 2021, the Company consummated its Initial Public Offering of its 100,000,000 Units, including 13,000,000 Over-Allotment Units at $10.00 per Unit, generating gross proceeds of $1.0 billion, and incurring offering costs of approximately $55.9 million, of which $35.0 million was for deferred underwriting commissions (see Note 5). During the nine months ended September 30, 2023, two of the underwriters waived their entitlement to a total of $7.0 million of deferred underwriting commissions with respect to the Terminated Business Combination (See Note 5).

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

Promissory Note

On January 26, 2023, the Sponsor agreed to make monthly Contributions directly to the Trust Account following the approval and implementation of the First Extension by the Company’s shareholders on February 2, 2023. Such Contributions are made pursuant to the Promissory Note issued by the Company to the Sponsor. Such Contributions, which are paid monthly (or a pro rata portion thereof if less than a full month), began on February 3, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the Maturity Date. As of September 30, 2023, the Company has borrowed $9,440,103 under the Promissory Note. On July 24, 2023, the Company amended and restated the Promissory Note, pursuant to which the Sponsor agreed to make Additional Contributions, following the approval and implementation of the Second Extension. The Additional Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), commencing August 2, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the A&R Note Maturity Date. The Amended and Restated Promissory Note does not bear any interest, and is repayable by the Company to the Sponsor

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

upon the A&R Note Maturity Date. The A&R Note Maturity Date may be accelerated upon the occurrence of certain events of default. Any outstanding principal under the Amended and Restated Promissory Note may be prepaid at any time by the Company, at its election and without penalty.

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

Working Capital Loan

On March 1, 2022, the Company entered into a working capital loan agreement with the Sponsor (the “Working Capital Loan”), pursuant to which the Company may borrow up to $2,500,000, for ongoing business expenses and the Business Combination. The Working Capital Loan is non-interest bearing, unsecured and payable upon the consummation of the Business Combination. If the Company completes a Business Combination, the Company would repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loan may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had $2,500,000 and $1,500,000 outstanding borrowings under the Working Capital Loan, respectively.

Administrative Service Fee

The Company has agreed, commencing on the date of the prospectus, to pay an affiliate of the Sponsor, a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial and administrative support. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the Public Shareholders. The Company incurred $50,001 and $150,003 in connection with such services for the three and nine months ended September 30, 2023 and 2022, respectively, as presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of September 30, 2023, the Company had $50,001 outstanding due to a related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets. As of December 31, 2022, the Company had no outstanding balance in due to related party in connection with such services.

Advances from Related Parties

Affiliates of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of September 30, 2023 and December 31, 2022, there were $979,409 and $60,921, respectively, in due to related party as reflected in the accompanying unaudited condensed balance sheets.

Preferred Stock PIPE Financing

On September 12, 2023, we entered into a subscription agreement (the “Preferred Stock Subscription Agreement”) with AAC Holdings II LP (“AAC Holdings II”), a Delaware limited liability company that is affiliated with the Sponsor. Pursuant to the Preferred Stock Subscription Agreement, AAC Holdings II agreed to subscribe for and purchase, and the Company agreed to issue and sell to AAC Holdings II, on the closing of a Business Combination, an aggregate of 50,000 shares of Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) for an aggregate purchase price of $50,000,000 (the “Preferred Stock PIPE Financing”). The Preferred Stock Subscription Agreement, and the Preferred Stock PIPE Financing, superseded the commitment under that certain commitment letter, dated as of December 5, 2022, with AAC

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Holdings II, as subsequently amended on June 11, 2023, by and among the Company, X-energy and AAC Holdings II.
On September 12, 2023, in connection with the Preferred Stock PIPE Financing, the Company entered into a letter agreement, (the “Letter Agreement”) with X-energy and Ghaffarian Enterprises, LLC (the “Guarantor”), pursuant to which the Guarantor agreed, in connection with the consummation of the Terminated Business Combination, to contribute or cause to be contributed to X-energy an amount in cash (the “Contribution Amount”), which was anticipated to be approximately $30,000,000. Upon receipt of the Contribution Amount, X-energy will issue to the Guarantor or its designees units of X-energy with a value equal to the Contribution Amount. In connection with the closing of a Business Combination, the Guarantor or its applicable designees will contribute all such units to the Company and the Company will issue to the Guarantor or its applicable designees a number of shares of Series A Convertible Preferred Stock determined by dividing (a) the Contribution Amount, by (b) $1,000 per share, subject to the terms of the Letter Agreement.

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

On June 29, 2023, Barclays Capital Inc., one of the participating underwriters in the Company’s Initial Public Offering, waived its entitlement to its respective portion of the total deferred underwriting fee, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $1.9 million and a gain from extinguishment of the deferred underwriting commissions allocated to the warrant liabilities of approximately $59,000 for the nine months ended September 30, 2023 as presented on the accompanying unaudited condensed statements of operations.

On July 21, 2023, Morgan Stanley & Co. LLC, one of the participating underwriters in the Company’s Initial Public Offering, waived its entitlement to its respective portion of the total deferred underwriting commissions, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $4.9 million and a gain from extinguishment of the deferred underwriting commissions allocated to the warrant liabilities of approximately $148,000 for the three and nine months ended September 30, 2023 as presented on the accompanying unaudited condensed statements of operations.

Because the Company did not consummate a Business Combination by November 6, 2023, the date by which the Company was required to consummate an initial Business Combination, (i) the underwriters forfeit any rights or claims to the deferred underwriting commission and (ii) the deferred underwriting commission will not be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Contingent Fees

The Company has entered into fee arrangements with certain service providers pursuant to which certain transaction fees and service fees will become payable only if the Company consummates the Terminated Business Combination. If the Terminated Business Combination with X-energy does not occur, the Company will not be required to pay these contingent fees. As of September 30, 2023, the amount of these contingent fees with the service providers was approximately $13.2 million.

The Company has entered into a fee arrangement with two capital markets advisors pursuant to which the Company will pay to each capital markets advisor an incentive fee of $2,250,000 so long as the sum of any funds raised in a securities private placement plus the funds raised in X-energy’s interim financing transactions plus funds in the Trust Account exceed $500,000,000, and if the Company consummates the Terminated Business Combination with X-energy.

Additionally, the Company has entered into a fee arrangement with placement agents pursuant to which certain placement fees ranging from 2.25% to 4.5% of funds raised in a private placement transaction (net of proceeds invested by affiliates of the Company or the Sponsor) will become payable only if the Company consummates the Terminated Business Combination with X-energy.

6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the board of directors of the Company. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were no shares issued and outstanding, excluding 45,604,260 and 100,000,000 shares, respectively, that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the unaudited condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On February 4, 2021, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. At September 30, 2023 and December 31, 2022, there were 25,000,000 Class B ordinary shares issued and outstanding.

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

7. WARRANTS

As of September 30, 2023 and December 31, 2022, there were 35,333,333 warrants outstanding (15,333,333 Private Placement Warrants and 20,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination or (ii) 12 months from the closing of the Initial Public

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and financial liabilities that are measured at fair value as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of September 30, 2023:
Assets, at fair value
Investments held in Trust Account	$487,130,034	$—	$—
Liabilities, at fair value
Public Warrants	$13,220,000	$—	$—
Private Placement Warrants	$—	$10,135,333	$—

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of December 31, 2022:
Assets, at fair value
Investments held in Trust Account	$1,013,382,491	$—	$—
Liabilities, at fair value
Public Warrants	$9,326,000	$—	$—
Private Placement Warrants	$—	$7,149,933	$—

At September 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of approximately $487.1 million and $1.0 billion of cash and investments in money market fund that invests solely in U.S. government securities, respectively. During the first quarter of 2023, shareholders elected to redeem an aggregate of 53,002,919 Class A ordinary shares in connection with the approval of the First Extension, of which the Company paid cash from the Trust Account of $539.0 million (approximately $10.17 per share) to redeeming shareholders. During the third quarter of 2023, shareholders elected to redeem an aggregate of 1,392,821 Class A ordinary shares in connection with the approval of the Second Extension, of which the Company paid cash from the Trust Account of $14.7 million (approximately $10.58 per share) to redeeming shareholders. During the three and nine months ended September 30, 2023 and 2022, the Company did not withdraw any interest income from the Trust Account.

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

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2022 is summarized as follows:

Warrant liabilities at December 31, 2021	$13,882,522
Change in fair value of derivative warrant liabilities	(7,564,154)
Warrant liabilities at March 31, 2022	6,318,368
Change in fair value of derivative warrant liabilities	(2,786,134)
Warrant liabilities at June 30, 2022	3,532,234
Change in fair value of derivative warrant liabilities	(1,768,139)
Warrant liabilities at September 30, 2022	$1,764,095

There were no derivative assets and liabilities, measured with Level 3 inputs, for the nine months ended September 30, 2023. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the year ended December 31, 2022, when the Company began the use of an observable market quote for a similar asset in an active market. There were no other transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2023.

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

In October 2023, the Sponsor deposited $1.2 million into the Trust Account pursuant to the Amended and Restated Promissory Note issued by the Company to the Sponsor. As of November 8, 2023, the Company has borrowed $10.6 million under the Amended and Restated Promissory Note. The Company and the Sponsor are currently evaluating the treatment of the
Amended and Restated Promissory Note.

On October 31, 2023, the Company and X-energy entered into a Termination Agreement, effective as of such date, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement. The parties determined to terminate the Business Combination due to a number of factors, including: (i) the challenging market conditions; (ii) peer-company trading performance and (iii) a balancing of the benefits and drawbacks of becoming a publicly traded company under current circumstances. Pursuant to the Termination Agreement, X-energy assumed from the Company and agreed to pay, perform and discharge, the liabilities of the Company with respect to the payment in cash of certain fees, costs and expenses of the Company and its affiliates. Additionally, each of the Company and X-energy have also agreed on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement, the transactions contemplated under the Business Combination Agreement and the termination of the Business Combination Agreement. Upon the termination of the Business Combination Agreement, each of the (i) Sponsor Support Agreement, (ii) Member Support Agreement, (iii) the Preferred Stock Subscription Agreement and (iv) the Letter Agreement, were automatically terminated in accordance with their respective terms. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2023. The Company will not consummate an initial Business Combination by November 6, 2023, as required under the Amended and Restated Memorandum and Articles of Association, and as a result, the Company has determined to redeem all of the issued and outstanding Public Shares on or about November 7, 2023. Additionally, the last day of trading of the Company’s Public Shares, including those not submitted for redemption, units, and warrants was November 6, 2023.

On October 31, 2023, the Company convened an extraordinary general meeting of the shareholders and the only proposal submitted for a vote of the shareholders at the Business Combination Meeting was a proposal to approve, by ordinary resolution, the adjournment of the Business Combination Meeting sine die, without setting a new time and date for the Business Combination Meeting, as proposed by the Chairperson of the Business Combination Meeting pursuant to, and in accordance with, Article 22.7 of the Amended and Restated Memorandum and Articles of Association. As a result of the termination of the Business Combination Agreement, none of the proposed resolutions to approve the Business Combination Agreement and the related matters concerning the Business Combination were put forward at the Business Combination Meeting. The Business Combination Adjournment Proposal was approved, and the Business Combination Meeting was adjourned indefinitely.

ARES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On November 2, 2023, the Company convened an extraordinary general meeting of shareholders (the “Third Extension Meeting”), and the only proposal submitted for a vote of the shareholders at the Third Extension Meeting was a proposal to approve, by ordinary resolution, the adjournment of the Third Extension Meeting sine die, without setting a new time and date for the Third Extension Meeting, as further described in the definitive proxy statement filed by the Company with the SEC on October 13, 2023 (the “Third Extension Meeting Adjournment Proposal”). As a result of the termination of the Business Combination Agreement, the proposal to extend the date by which the Company has to consummate a Business Combination from November 6, 2023 to December 22, 2023, or such earlier date as the Company’s board of directors may approve in accordance with the Amended and Restated Memorandum and Articles of Association, was not put forward at the Third Extension Meeting. The Third Extension Meeting Adjournment Proposal was approved, and the Third Extension Meeting was adjourned indefinitely.

On November 7, 2023, the NYSE filed a Form 25 to delist and deregister the Public Shares under Section 12(b) of the Exchange Act. This Quarterly Report has been filed after the date of such delisting and deregistration pursuant to the Company’s Exchange Act reporting requirements. After the date of this Quarterly Report, the Company shall cease all operations except for the purpose of winding up and as promptly as reasonably possible, liquidate and dissolve.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

As indicated in the accompanying financial statements, as of September 30, 2023, we had approximately $40,000 in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of an initial Business Combinations. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Recent Developments

Terminated Business Combination

On December 5, 2022, the Company entered into the Business Combination Agreement, among the Company, X-energy and, solely for purposes of Section 1.01(f), Section 6.25 and Article IX of the Business Combination Agreement, each of The Kamal S. Ghaffarian Revocable Trust, IBX Company Opportunity Fund 1, LP, a Delaware limited partnership, IBX Company Opportunity Fund 2, LP, a Delaware limited partnership, IBX Opportunity GP, Inc., a Delaware corporation, GM Enterprises LLC, a Delaware limited liability company, and X-Energy Management, LLC, a Delaware limited liability company.

The Business Combination Agreement and the Terminated Business Combination were approved by the boards of directors of each of the Company (including, in the case of the Company, the special committee of the board of directors, which consists of its independent directors) and X-energy. For further details on the Terminated Business Combination, refer to the Registration Statement, which was declared effective by the SEC and mailed to shareholders on October 13, 2023.

On October 31, 2023, the Company and X-energy entered into the Termination Agreement, effective as of such date, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement. The parties determined to terminate the Business Combination Agreement and elect to not consummate the terminated Business Combination due to a number of factors, including: (i) the challenging market conditions; (ii) peer-company trading performance; and (iii) a balancing of the benefits and drawbacks of becoming a publicly traded company under current circumstances.

Pursuant to the Termination Agreement, X-energy assumed from the Company and agreed to pay, perform and discharge, the liabilities of the Company with respect to the payment in cash of certain fees, costs and expenses of the Company and its affiliates. Additionally, each of the Company and X-energy have also agreed on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement, the transactions contemplated under the Business Combination Agreement and the termination of the Business Combination Agreement. Upon the termination of the Business Combination Agreement, each of the (i) Sponsor Support Agreement, (ii) Member Support Agreement, (iii) the Preferred Stock Subscription Agreement and (iv) the Letter Agreement, were automatically terminated in accordance with their respective terms.

On October 31, 2023, the Company convened the Business Combination Meeting and the only proposal submitted for a vote of the shareholders at the Business Combination Meeting was the Business Combination Adjournment Proposal. As a result of the termination of the Business Combination Agreement, none of the proposed resolutions to approve the Business Combination Agreement and the related matters concerning the Business Combination were put forward at the Business Combination Meeting. The Business Combination Adjournment Proposal was approved, and the Business Combination Meeting was adjourned indefinitely.

Liquidation, Dissolution and Winding up of the Company and Redemption of Class A Ordinary Shares

Management has determined that the Company will not be able to consummate an initial Business Combination by November 6, 2023, and pursuant to the Amended and Restated Memorandum and Articles of Association, the Company’s board of directors has determined to (i) cease all operations except for the purpose of winding up; (ii) redeem all outstanding Class A ordinary shares on or about November 7, 2023, at the Per-Share Redemption Amount, payable in cash, based on the amount in the Trust Account as of October 27, 2023, while retaining $100,000 of the interest earned on the Trust Account to pay dissolution expenses; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the holders of the Company’s Class B ordinary shares and the board of directors, liquidate and dissolve. Following the redemption, the shares of the Class A ordinary shares will no longer be outstanding and the warrants will expire in accordance with their terms upon our liquidation.

The last day of trading of the Public Shares on NYSE was November 6, 2023. We expect that the NYSE will thereafter file with the SEC a Form 25 to delist and deregister the Public Shares under Section 12(b) of the Exchange Act. As a result, the Public Shares will no longer be listed on the NYSE. The Company thereafter intends to file a Form 15 Certification and Notice of Termination of Registration with the SEC, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated with respect to the Public Shares.

On November 7, 2023, the NYSE filed a Form 25 to delist and deregister the Public Shares under Section 12(b) of the Exchange Act. This Quarterly Report has been filed after the date of such delisting and deregistration pursuant to the Company’s Exchange Act reporting requirements. After the date of this Quarterly Report, the Company shall cease all operations except for the purpose of winding up and as promptly as reasonably possible, liquidate and dissolve.

Extensions

The Company’s Initial Public Offering prospectus and Amended and Restated Memorandum and Articles of Association provided that the Company had until February 4, 2023 to complete an initial Business Combination. As stated in the Current Report on Form 8-K filed with SEC on February 3, 2023, the Company held a special meeting of shareholders and approved a proposal to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from February 4, 2023 to August 4, 2023, or such earlier date as its board of directors may determine in its sole discretion. In connection with the approval of the First Extension, shareholders elected to redeem an aggregate of 53,002,919 Class A ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $539.0 million (approximately $10.17 per share) to redeeming shareholders. On August 1, 2023, the Company held a special meeting of shareholders and approved the Second Extension. In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 1,392,821 Class A ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $14.7 million (approximately $10.58 per share) to redeeming shareholders.

On November 2, 2023, the Company convened the Third Extension Meeting, and the only proposal submitted for a vote of the shareholders at the Third Extension Meeting was a the Third Extension Meeting Adjournment Proposal. As a result of the termination of the Business Combination Agreement, the proposal to extend the date by which the Company has to consummate a Business Combination from November 6, 2023 to December 22, 2023, or such earlier date as the Company’s board of directors may approve in accordance with the Amended and Restated Memorandum and Articles of Association, was not put forward at the Third Extension Meeting. The Third Extension Meeting Adjournment Proposal was approved, and the Third Extension Meeting was adjourned indefinitely.

Promissory Note

On January 26, 2023, our Sponsor agreed to make monthly Contributions directly to the Trust Account. Such Contributions have been made pursuant to the Promissory Note issued by us to our Sponsor. Beginning on February 3, 2023, such Contributions have been paid monthly until the Maturity Date. As of September 30, 2023, we have borrowed $9,440,103 under the Promissory Note. On July 24, 2023, we amended and restated the Promissory Note, pursuant to which the Sponsor agreed to make Additional Contributions, following the approval and implementation of the Second Extension. The Additional Contributions, which will be paid monthly (or a pro rata portion thereof if less than a full month), commencing on August 2, 2023, and thereafter on the first day of each month (or if such first day is not a business day, on the business day immediately preceding such first day) until the A&R Note Maturity Date. We and our Sponsor are currently evaluating the treatment of the Amended and Restated Promissory Note.

Preferred Stock PIPE Financing

On September 12, 2023, we entered into a subscription agreement with AAC Holdings II, where AAC Holdings II agreed to subscribe for and purchase, and we agreed to issue and sell to AAC Holdings II, on the closing of a Business Combination, an aggregate of 50,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $50,000,000.

The closing of the Preferred Stock PIPE Financing is contingent upon, among other things, all conditions precedent to the closing of the transactions contemplated by the Preferred Stock Subscription Agreement having been satisfied or waived, and the closing of the Terminated Business Combination occurring substantially concurrently with the closing of the transactions contemplated by the Preferred Stock Subscription Agreement. The Preferred Stock Subscription Agreement provides that we will grant AAC Holdings II in the Preferred Stock PIPE Financing certain customary registration rights.

On September 12, 2023, in connection with the Preferred Stock PIPE Financing, we entered into the Letter Agreement with X-energy and the Guarantor, pursuant to which the Guarantor agreed, in connection with the consummation of the Terminated Business Combination, to contribute or cause to be contributed to X-energy an amount in cash, which was anticipated to be approximately $30,000,000. As consideration for such contribution, the Guarantor or its designees will be entitled to receive a number of shares of Series A Convertible Preferred Stock determined by dividing (a) the Contribution Amount, by (b) $1,000 per share, subject to the terms of the Letter Agreement.

As a result of the termination of the Business Combination Agreement, all commitments pursuant to the Preferred Stock Subscription Agreement and the Letter Agreement have been terminated.

Results of Operations

Our entire activity since inception through September 30, 2023 relates to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company for legal, financial reporting, accounting and auditing compliance, as well as for due diligence expenses.

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

For the three months ended September 30, 2023, we had net income of $7,327,055, which consisted of a change in the fair value of warrant liabilities of $4,911,333, investment income earned on investments held in Trust Account of $6,261,708 and gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities of $147,907, offset by general and administrative costs of $3,993,893. For the nine months ended September 30, 2023, we had net loss of $665,312, which consisted of a change in the fair value of warrant liabilities of $6,879,400 and general and administrative costs of $12,018,646 offset by investment income earned on investments held in Trust Account of $18,025,664 and gain from extinguishment of deferred underwriting commissions allocated to warrant liabilities of $207,070.

For the three months ended September 30, 2022, we had net income of $8,160,214, which consisted of a change in the fair value of warrant liabilities of $4,074,138, and investment income earned on investments held in Trust Account of

$4,603,791, offset by general and administrative costs of $517,715. For the nine months ended September 30, 2022, we had net income of $31,163,488, which consisted of a change in the fair value of warrant liabilities of $27,640,426 and investment income earned on investments held in Trust Account of $4,808,939, offset by general and administrative costs of $1,285,877.

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2023, we had approximately $40,000 in our operating bank account and working capital deficit of approximately $31.0 million.

Our liquidity needs to date have been satisfied through (i) a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Class B ordinary shares, (ii) a loan of $278,085 from the Sponsor which we repaid in full on February 4, 2021, (iii) proceeds from the consummation of the Private Placement not held in the Trust Account and (iv) the Working Capital Loan, pursuant to which the Company may borrow up to $2,500,000 (see Note 4). As of September 30, 2023, there was $2,500,000 outstanding under the Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the extended mandatory liquidation, as approved on February 2, 2023 and August 1, 2023, and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through November 6, 2023, the extended mandatory liquidation date of the Company, if it is unsuccessful in consummating an initial Business Combination prior to such date. However, we have access to funds from the Sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the extended mandatory liquidation. An initial Business Combination was not consummated by this date so there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 6, 2023.

Trends Affecting Our Business

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures and certain geopolitical events, including the conflict in Ukraine and the surrounding region and Hamas’ attack of Israel and the ensuing war. Management has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

In addition, the Company has entered into certain arrangements with third-party advisors, including the following:

The underwriters are entitled to a deferred fee of $35.0 million. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely if we complete an initial Business Combination, subject to the terms of the underwriting agreement. The deferred underwriting fee will be waived by the underwriters in the event that we do not complete an initial Business Combination, subject to the terms of the underwriting agreement. During the nine months ended September 30, 2023, two of the underwriters waived their entitlement to a total of $7.0 million of deferred underwriting commissions (as discussed below), thereby reducing the amount of such deferred underwriting fee to $28.0 million.

On June 29, 2023, Barclays Capital Inc., one of the participating underwriters in the Company’s Initial Public Offering, waived its entitlement to its respective portion of the total deferred underwriting fee, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $1.9 million and a gain from extinguishment of the deferred underwriting commissions allocated to the warrant liabilities of approximately $59,000 for the nine months ended September 30, 2023 as presented on the accompanying unaudited condensed statements of operations.

On July 21, 2023, Morgan Stanley & Co. LLC, one of the participating underwriters in the Company’s Initial Public Offering, waived its entitlement to its respective portion of the total deferred underwriting commissions, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $4.9 million and a gain from extinguishment of the deferred underwriting commissions allocated to the warrant liabilities of approximately $148,000 for the three and nine months ended September 30, 2023 as presented on the accompanying unaudited condensed statements of operations.

Because the Company did not consummate a Business Combination by November 6, 2023, the date by which the Company was required to consummate an initial Business Combination, (i) the underwriters forfeit any rights or claims to the deferred underwriting commission and (ii) the deferred underwriting commission will not be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation.

The Company has entered into fee arrangements with certain service providers pursuant to which certain transaction fees and service fees will become payable, from the amounts held in the Trust Account, only if the Company consummates the Terminated Business Combination. If the Terminated Business Combination with X-energy does not occur, the Company will not be required to pay these contingent fees. As of September 30, 2023, the amount of these contingent fees with the service providers was approximately $13.2 million.

The Company has entered into a fee arrangement with two capital markets advisors pursuant to which the Company will pay, from the amounts held in the Trust Account, to each capital markets advisor an incentive fee of $2,250,000 so long as the sum of any funds raised in a securities private placement plus the funds raised in X-energy’s interim financing transactions plus funds in the Trust Account exceed $500,000,000, and if the Company consummates the Terminated Business Combination with X-energy.

Additionally, the Company has entered into a fee arrangement with placement agents pursuant to which certain placement fees ranging from 2.25% to 4.5% of funds raised in a private placement transaction (net of proceeds invested by affiliates of the Company or the Sponsor), will become payable, from the amounts held in the Trust Account, only if the Company consummates the Terminated Business Combination with X-energy.

As a result of the termination of the Business Combination Agreement, no fees under the above fee arrangements will be payable.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 45,604,260 and 100,000,000 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

We account for our 20,000,000 Public Warrants and 15,333,333 Private Placement Warrants as warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a modified Black-Scholes model and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black-Scholes option pricing model, and subsequently, as of December 31, 2022, measured using an observable market quote for a similar asset in an active market.

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023 and December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. government securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We have not sold any equity securities during the quarter ended September 30, 2023.

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

During the nine months ended September 30, 2023, Barclays Capital Inc. and Morgan Stanley & Co. LLC waived their entitlement to a total of $7.0 million of deferred underwriting commissions with respect to the Terminated Business Combination (See Note 5). Because the Company did not consummate a Business Combination by November 6, 2023, the date by which the Company was required to consummate an initial Business Combination, (i) the underwriters forfeit any rights or claims to the deferred underwriting commission and (ii) the deferred underwriting commission will not be included in the distribution of the proceeds held in the Trust Account made to the Public Shareholders upon liquidation.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1	Second Amendment to Business Combination Agreement, dated as of September 12, 2023, by and among Ares Acquisition Corporation and X-Energy Reactor Company, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-39972) filed on September 13, 2023).
3.1*	Second Amendment to the Amended and Restated Memorandum and Articles of Association.
10.1	Amended and Restated Promissory Note, dated as of July 24, 2023, by and among Ares Acquisition Corporation and Ares Acquisition Holdings LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-39972) filed on July 26, 2023).
10.2	Preferred Stock Subscription Agreement, dated as of September 12, 2023, by and among Ares Acquisition Corporation and AAC Holdings II LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39972) filed on September 13, 2023).
10.3	Letter Agreement, dated as of September 12, 2023, by and among Ares Acquisition Corporation, X-Energy Reactor Company, LLC and Ghaffarian Enterprises, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-39972) filed on September 13, 2023).
10.4	Termination Agreement, dated as of October 31, 2023, by and between Ares Acquisition Corporation and X-Energy Reactor Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39972) filed on October 31, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES ACQUISITION CORPORATION

Dated: November 8, 2023	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman (Principal Executive Officer)

Dated: November 8, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial Officer)